Form 10-Q
period 1999-09-30
ASIAN FINANCIAL INC
filed 1999-11-12
CIK 1086142

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________________ TO ____________________.



                           Asian Financial, Inc.
                           -----------------------
       (Name of Small Business Issuer as specified in its charter)



           NEVADA                 000-27129       91-1922225
           ------                 -------         ----------
(State or other jurisdiction of   SEC File        (I.R.S. incorporation or
        organization)             Number           Employer I.D. No.)


                             83-888 Ave. 51
                          Coachella, CA 92236
                      ---------------------------
               (Address of Principal Executive Office)


Issuer's Telephone Number, including Area Code:  (760) 398-9700

Idicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13,or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                   Yes             No      X

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     Common Stock $0.001 par value              1,500,000
     ----------------------------------------------------------


No Exhibits Included.

General

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc.'s management believes that the disclosures are adequate to make the informaton presented not misleading. The condensed financial statements for the three months and the nine months ended September 30, 1999 should be read in conjunction with the financial statements and notes thereto included in this report and Asian Financial, Inc.'s Form 10 with attached financials of 12-31-1998 and stub period finacials through June 30, 1999.

The condensed financial statements included herein reflectr all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result for the interim period are not necessarily indicative of trends or results to be expected for a full year.

Item 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The Company has not commenced operations and has no working capital.






SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           Asian Financial, Inc.
Date: 11/8/99                              By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Director
                                                 and President


  ASIAN FINANCIAL, INC.
  BALANCE SHEETS
  December 31, 1998  and September 30. 1999



                                       12/31          9/30
                                       1998           1999
                                       ------         ------

  ASSETS

  CURRENT ASSETS
     Cash in Bank                      1.007           1,007
  PROPERTY AND EQUIPMENT                 -0-            -0-

  OTHER ASSETS                           -0-            -0-
                                       ------          ------
  TOTAL ASSETS                         1,007           1,007
                                       ======          ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES                    -0-            -0-

  LONG TERM LIABILITIES                  -0-            -0-
                                       ------          ------
  TOTAL LIABILITIES                      -0-            -0-


  SHAREHOLDERS' EQUITY
  COMMON STOCK                          1,500            1,500

  RETAINED EARNINGS                      (493)            (493)
                                       ------            ------
  TOTAL SHAREHOLDERS' EQUITY
                                        1,007             1,007


  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               1,007             1,007
                                       ======             ======




  The accompanying notes are an integral part of these financial statements.

  -2-

  ASIAN FINANCIAL, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the three months ended 9/30/99 and the nine months ended 9/30/99


                                       3 Months   9 Months
                                       9/30/99    9/30/99
                                      ------      -------



  REVENUES                              -0-         -0-

  EXPENSES
    Consulting Fees                     -0-         -0-
                                      ------      ------
  INCOME BEFORE INCOME TAXES            -0-         -0-

  INCOME TAXES                          -0-         -0-
                                      ------      ------
  NET INCOME                            -0-         -0-

  BEGINNING RETAINED EARNINGS          (493)        (493)

  DIVIDENDS                              -0-         -0-
                                       ------      ------

  ENDING RETAINED EARNINGS              (493)       (493)
                                        ======      ======



















  The accompanying notes are an integral part of these financial statements

  -3-
  ASIAN FINANCIAL, INC.
  STATEMENTS OF CASH FLOWS
  For the three months ended 9/30/99 and the nine months ended September 30,
  1999






                                     3 months   9 months
                                     9/30/99    9/30/99
                                     1999       1999
                                    ------     ------
  CASH FLOWS FROM OPERATING ACTIVITIES


  NET INCOME                          -0-         -0-
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES                        -0-          -0-
                                     ------     ------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES              -0-          -0-


  CASH FLOWS FROM INVESTING ACTIVITIES
                                      -0-          -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    ISSUE CAPITAL STOCK                -0-          -0-
                                     ------       ------
  NET INCREASE (DECREASE) IN CASH      -0-           -0-

  CASH AT BEGINNING OF YEAR            -0-           -0-
                                     ------       ------
  CASH AT END OF YEAR                  -0-           -0-
                                     ======       ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                        -0-           -0-

  INCOME TAXES PAID                    -0-           -0-











  The accompanying notes are an integral part of these financial statements


  -4-
  ASIAN FINANCIAL, INC.
  NOTES TO FINANCIAL STATEMENTS

  NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

  Asian Financial, Inc. was organized under the laws of the State of Nevada on August 10, 1998 under the name of Asian Financial, Inc. The company was incorporated primarily to egange in any lawful activity.

  NOTE 2 STOCK TRANSACTIONS

  The Articles of Incorporation initially authorized the Company to issue up to 100,000,000 shares of common stock and 1,000,000 shares of preferred stock all with a par value of $.001.



  On December 15, 1998, the Board of Directors agreed to sell up to 1,026,750 shares of its common stock at the stated par value of $.001.

  As of September 30, 1999, the Company had issued a total of 1,500,000 shares of common stock.




  -5-
  ASIAN FINANCIAL, INC.
  Notes to Financial Statements



  NOTE 3 RELATED PARTY TRANSACTIONS

  On August 20, 1998, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.