Form 10KSB
period 1999-12-31
ASIAN FINANCIAL INC
filed 2000-04-11
CIK 1086142

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                               Form 10-KSB


                        Asian Financial, Inc.
                           -----------------------
       (Name of Small Business Issuer as specified in its charter)



           NEVADA                 000-227129         91-1922225
           ------                 -------            ----------
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


 Securities registered pursuant to Section 12(b) of the Exchange  Act:

                         None

 Securities registered pursuant to Section 12(g) of the Exchange  Act:

                 $0.001 par value common stock
                 -----------------------------
                        Title of Class



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes X       No

State issuer's revenues for its most recent fiscal year: $-0-



The aggregate market value of the voting stock held by non affiliates of the registrant was not determinable because the common stock does not trade on any market.

The number of shares outstanding of the issuer's classes of common stock as of December 31, 1999.:

Common Stock, $0.001 par value - 1,500,000






                                  PART I

Item 1.  Description of Business.
- ---------------------------------

Business Development.
- ---------------------

    Asian Financial, Inc. (the "Company") was organized under the laws of the State of Nevada on August 10, 1998. The Company was incorporated to engage in any lawful activity.

     The Company's articles initially authorized the company, to issue a total of 100,000,000 shares of common stock, and 1,000,000 preferred, all with par value of $0.001.



Item 2. Description of property

The company's headquarters in Coachella CA is furnished by the Company's President at no cost.

Item 3. Legal Proceedings

None

Item 4. Submission of matters to a vote of security holders.

None




Part II


Item 5 Management's Discussion and Analysis or Plan of Operation


Plan of Operation



     The Company has not engaged in any material operations or had any revenues from operations during the past fiscal year.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing.


Item 6. Results of Operations


     The Company has had no material operations since inception. Losses were $.0, and $-473., for the fiscal years ended December 31, 1999, and 1998, and the the 1998 losses resulted from the issuances of shares of common stock of the company for services rendered. These services primarily related to maintaining the Company in good standing.



Liquidity.
- ---------

     The Company had no liquidity during the fiscal years ended December 31, 1999 and 1998. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities. If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.







Item 7.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock as of the date hereof, to wit:



                             Number of Shares         Percentage
Name and Address             Beneficially Owned       of Class
-----------------            ------------------       --------

Dempsey K. Mork
Magellan Capital Corp.      225,000                   15.%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork
Magellan Capital Corp.      450,000                   30.%
Pension Plan and Trust
83-888 Ave. 51
Coachella, CA 92236


Dempsey K. Mork
Magellan Capital Corp.
Profit Sharing Plan and Tr 450,000                   30.%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork              75,000                      5.%
50-855 Washington Street PMB 244
La Quinta, CA 92253

Robert J. Filiatreaux           37,500                      2.50%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker               30,750                       2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. LeBoeuf           28,500                       1.90%
P.O. Box 3171
Palm Springs, CA 92262





Item 8. Security Ownership of Management.
- ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/98          of Class
- ----------------         ------------------      -------------

Dempsey K. Mork           1,200,000                   80.%
50-855 Washington Street PMB 244
La Quinta, CA 92253



Robert J. Filiatreaux           37,500                      2.50%
77545 Chillon
La Quinta, CA 92253

Randall A. Baker                30,750                      2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf             28,500                      1.90%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:                 1,296,750                     86.45%

     See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Part I, Item 5, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.



Changes in Control.
- -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.





PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons.
- -------- -------------------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination.
                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
- ----                  ----       -----------   --------------

Dempsey K. Mork    Director and       8/10/98
                   President

Randall A. Baker   Secretary          8/10/98



Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Nicole Industries, Inc. since its formation. Mr. Mork is a officer and director in the following corporations. Magellan Capital Corporation, Ovvio Better Life, Inc., AG Holdings, Inc., Knickerbocker Capital Corporation, Apex Capital Group, Inc., Nicole Industries, Inc., Northstar Ventures, Inc., Orion U.S.A. Inc., Southwest Holding and Development, and Stonebridge Investment, Inc. Mr. Mork assists companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong
Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.



           Randall A. Baker. Mr. Baker is 55 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation.









Significant Employees.
- ----------------------

     The Company has no employees who are not executive officers.






Executive Compensation.
- --------------------------------
None

(1)     In August 1998, 624,039 shares of "unregistered" and
        "restricted" shares of the Company's common stock, were issued to:

               225,000   Magellan Capital Corp.
                 76,500   Magellan Litigation Corp.
                 75,000   Dempsey K. Mork
                 30,750   Randall A. Baker
                 37,500   Robert J. Filiatreaux
                 28,500   Norbert L. Le Boeuf


     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.



Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
------------------------------------------------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.





SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                   Asian Financial, Inc.
Date: 4/5/2000                              By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Director
                                                 and President









  David M. Winings, CPA
  75-140 St. Charles Place
  Suite B
  Palm Desert, CA  92211
  (760) 341-5450
  (760) 341-5449 (Fax)






  To the Board of Directors
  Asian Financial, Inc.
  Coachella, California

  I have audited the accompanying balance sheet of Asian Financial, Inc. (a Nevada Corporation) as of December 31, 1999 and the related statements of income and retained earnings, and cash flows from inception (August 10, 1998) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

  I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Financial, Inc as of December 31, 1999, and the results of its operations and its cash flows for the year ended then ended in conformity with generally accepted accounting principles.



  /s/ David M. Winings
  Palm Desert, California
  April 5, 2000

  ASIAN FINANCIAL, INC.
  BALANCE SHEET
  December 31, 1999



                                         1999          1998

  ASSETS

  CURRENT ASSETS
     Cash in Bank                        1,027         1,027

  PROPERTY AND EQUIPMENT                   -0-            -0-

  OTHER ASSETS                             -0-            -0-

                                        ------        -------
  TOTAL ASSETS                           1,027         1,027
                                        ======        ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES                      -0-            -0-

  LONG TERM LIABILITIES                    -0-            -0-

                                         -----          -----

  TOTAL LIABILITIES                        -0-            -0-


  SHAREHOLDERS' EQUITY
  COMMON STOCK (See Note 2)              1,500         1,500

  RETAINED EARNINGS                       (473)         (473)
                                         -----         -----
  TOTAL SHAREHOLDERS' EQUITY             1,027         1,027

  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                1,027         1,027
                                         =====         =====




  The accompanying notes are an integral part of these financial statements.

  ASIAN FINANCIAL, INC.
  STATEMENT OF INCOME AND RETAINED EARNINGS
  For the Year Ended December 31, 1999





                                         1999         1998

  REVENUES                                 -0-          -0-

  EXPENSES
     Consulting Fees                       -0-         473
                                         ------      -----
     Total Expenses                        -0-         473

  INCOME BEFORE INCOME TAXES               -0-        (473)

  INCOME TAXES                             -0-          -0-
                                         ------      ------
  NET INCOME                               -0-        (473)

  BEGINNING RETAINED EARNINGS              -0-          -0-

  DIVIDENDS                                -0-          -0-
                                         ------     ------

  ENDING RETAINED EARNINGS                 -0-        (473)
                                         ======     ======


















The accompanying notes are an integral part of these financial statements

ASIAN FINANCIAL, INC.
STATEMENT OF CASH FLOWS
For the Year Ended December 31, 1999




                                        1999          1998
                                      ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                               -0-        (473)
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES                             -0-           -0-
                                       ------       ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                   -0-         (473)

CASH FLOWS FROM INVESTING ACTIVITIES     -0-           -0-
CASH FLOWS FROM FINANCING ACTIVITIES
  ISSUE CAPITAL STOCK                    -0-        1,500
                                       ------       ------
NET INCREASE (DECREASE) IN CASH          -0-        1,027

CASH AT BEGINNING OF YEAR               1,027          -0-
                                       ------      -------
CASH AT END OF YEAR                     1,027        1,027
                                       ======      =======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                            -0-           -0-

INCOME TAXES PAID                        -0-           -0-












The accompanying notes are an integral part of these financial statements

ASIAN FINANCIAL, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Asian Financial, Inc. was organized under the laws of the State of Nevada on August 10, 1998, under the name Asian Financial, Inc. The Company was incorporated to engage in any lawful activity.


NOTE 2 STOCK TRANSACTIONS

The Articles of Incorporation authorize the Company to issue 100,000,000 of common stock with a par value of $.001, and 1,000,000 preferred stock, with a par value $.001.

On August 20, 1998, the Company issued 473,250 shares of stock, in payment for consulting services provided to the company.

On December 30, 1998, the Company issued 1,026,750 shares of stock in a cash transaction.

At December 31, 1998, 1,500,000 shares of common stock were issued and outstanding.


NOTE 3 RELATED PARTY TRANSACTION

On August 20, 1998, shares of capital stock were issued to individuals in return for services rendered. These individuals include officers of the corporation.