Form 10-Q
period 2000-03-31
ASIAN FINANCIAL INC
filed 2000-05-15
CIK 1086142

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31,
2000.

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


No Exhibits Included.

General

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc.'s management believes that the disclosures are adequate to make the informaton presented not misleading. The condensed financial statements for the three months ended March 31, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Asian Financial, Inc.'s Form 10-KSB with attached financials of 12-31-1999.

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
Date: 5/12/2000                              By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Director
                                                 and President


  ASIAN FINANCIAL, INC.
  BALANCE SHEETS
  March 31, 2000 and December 31, 1999



                                       03/31          12/31
                                       2000           1999
                                       ------         ------

  ASSETS

  CURRENT ASSETS
     Cash in Bank                      1.007           1,007
  PROPERTY AND EQUIPMENT                 -0-            -0-

  OTHER ASSETS                           -0-            -0-
                                       ------          ------
  TOTAL ASSETS                         1,007           1,007
                                       ======          ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES                    -0-            -0-

  LONG TERM LIABILITIES/
  NOTES PAYABLE RELATED PARTY        30,000 (4)         -0-
                                     ------          ------
  TOTAL LIABILITIES                  30,000             -0-


  SHAREHOLDERS' EQUITY
  COMMON STOCK                        1,500          1,500

  RETAINED EARNINGS                 (30,493)       (20,493)
                                     ------         ------
  TOTAL SHAREHOLDERS' EQUITY
                                    (28,993)       (18,993)
                                     ------         ------


  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY               1,007             1,007
                                       ======             ======




  The accompanying notes are an integral part of these financial statements.

  -2-

  ASIAN FINANCIAL, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the three months ended 3/31/00


                                       3 Months   3 Months
                                       3/31/00    3/31/99
                                      ------      -------



  REVENUES                              -0-         -0-

  EXPENSES
    ADMINISTRATIVE SUPPORT          10,000 (4)     -0-
                                      ------      ------
  INCOME BEFORE INCOME TAXES       (10,000)        -0-

  INCOME TAXES                          -0-        -0-
                                      ------      ------
  NET INCOME                       (10,000)        -0-

  BEGINNING RETAINED EARNINGS      (20,493)      (493)

  DIVIDENDS                             -0-         -0-
                                    ------      ------

  ENDING RETAINED EARNINGS         (30,493)       (493)
                                    ======      ======



















  The accompanying notes are an integral part of these financial statements

  -3-
  ASIAN FINANCIAL, INC.
  STATEMENTS OF CASH FLOWS
  For the three months ended 3/31/00 and 3/31/99







                                     3 months   3 months
                                     3/31/00    3/31/99
                                     1999       1999
                                    ------     ------
  CASH FLOWS FROM OPERATING ACTIVITIES


  NET INCOME                     (10,000)          -0-
  ADJUSTMENTS TO RECONCILE NET INCOME
    TO NET CASH PROVIDED BY OPERATING
    ACTIVITIES                        -0-          -0-
                                     ------     ------
  NET CASH PROVIDED (USED) BY
    OPERATING ACTIVITIES         (10,000)          -0-


  CASH FLOWS FROM INVESTING ACTIVITIES
                                      -0-          -0-

  CASH FLOWS FROM FINANCING ACTIVITIES
    ISSUE CAPITAL STOCK                -0-          -0-
                                     ------       ------
  NET INCREASE (DECREASE) IN CASH      -0-           -0-

  CASH AT BEGINNING OF YEAR         1,007         1,007
                                    ------       ------
  CASH AT END OF YEAR               1,007         1,007
                                    ======       ======

  SUPPLEMENTAL DISCLOSURES

  INTEREST PAID                        -0-           -0-

  INCOME TAXES PAID                    -0-           -0-











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



  NOTE 4  NOTES PAYABLE RELATED PARTY $30,000 (3/31/2000); $20,000 (12/31/99)
  An accrual of $10,000 per year for administrative support has been made retroactive to fiscal 98-99 as a prior year adjustment. Current year
  2000 has been recorded as an expense of $10,000.