Form 10-Q/A
period 2000-06-30
ASIAN FINANCIAL INC
filed 2000-07-28
CIK 1086142

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

  -2-

  ASIAN FINANCIAL, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the six months ended 6/30/00 and the 6/30/1999


                              3 Months   3 Months  6 Months  6 Months
                              6/30/00    6/30/99   6/30/00   6/30/99
                              ------     -------   -------   -------



  REVENUES                        -0-         -0-       -0-       -0-

  EXPENSES
    ADMINISTRATIVE SUPPORT        -0-         -0-   10.000        -0-
                              ------      ------    ------   -------
  INCOME BEFORE INCOME TAXES      -0-         -0-  (10,000)       -0-

  INCOME TAXES                    -0-         -0-       -0-       -0-
                              ------      ------    ------    ------
  NET INCOME                      -0-         -0-  (10,000)       -0-

  BEGINNING RETAINED EARNINGS(30,493)       (493)  (20,493)     (493)

  DIVIDENDS                       -0-         -0-       -0-       -0-
                              ------      ------   -------   -------

  ENDING RETAINED EARNINGS   (30,493)       (493)  (30,493)     (493)
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



  NOTE 4  NOTES PAYABLE RELATED PARTY $30,000 (3/31/2000); $20,000 (12/31/99)
  An accrual of $10,000 per year for administrative support has been made to fiscal 98-99 as a prior year adjustment. Current year 2000 has been recorded as an expense of $10,000.