Form 10QSB
period 2000-09-30
ASIAN FINANCIAL INC
filed 2000-11-17
CIK 1086142

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2000.

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


No Exhibits Included.

General

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc.'s management believes that the disclosures are adequate to make the informaton presented not misleading. The condensed financial statements for the nine months ended September 30, 2000 should be read in conjunction with the financial statements and notes thereto included in this report and Asian Financial, Inc.'s Form 10-KSB with attached financials of 12-31-1999, and the 10-QSB's for the periods March 31, 2000 and June 30, 2000.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation. The result for the interim period are not necessarily indicative of trends or results to be expected for a full year.

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
Date: 11/16/2000                             By: /s/ Dempsey K. Mork
     ----------                              ------------------------
                                                 Dempsey K. Mork, Director
                                                 and President


  ASIAN FINANCIAL, INC.
  BALANCE SHEETS
  September 30, 2000 and December 31, 1999



                                       09/30          12/31
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

  -2-

  ASIAN FINANCIAL, INC.
  STATEMENTS OF INCOME AND RETAINED EARNINGS
  For the nine months ended 9/30/00 and the 9/30/1999


                              3 Months   3 Months  6 Months  6 Months
                              9/30/00    9/30/99   9/30/00   9/30/99
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
                              ======      ======   =======    ======



















  The accompanying notes are an integral part of these financial statements

  -3-
  ASIAN FINANCIAL, INC.
  STATEMENTS OF CASH FLOWS
  For the nine months ended 9/30/00 and 9/30/99







                                     3 months   3 months 6 Months 6 Months
                                     9/30/00    9/30/99  9/30/00  9/30/99
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