Form 10-K
period 2000-12-31
ASIAN FINANCIAL INC
filed 2001-03-02
CIK 1086142

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

The number of shares outstanding of the issuer's classes of common stock as of December 31, 2000:

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



Item 2. Description of property

The company's headquarters in Coachella CA is furnished by the Company's President.

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


Item 6. Results of Operations


     The Company has had no material operations since inception. Losses for th three years (1998-2000) $30,603.



Liquidity.
- ---------

     The Company had no liquidity during the fiscal years ended December 31, 2000, 1999 and 1998. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

     Ordinarily any fees paid to management in connection with the reorganization are first used to pay liabilities. If there are no funds available, it is expected that management would contribute these amounts to capital to pay these liabilities in hopes of enhancing the value of their stock ownership.







Item 7.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:



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
P.O. Box 3171
Palm Springs, CA 92262





Item 8. Security Ownership of Management.
- ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/01          of Class
- ----------------         ------------------      -------------

Dempsey K. Mork           1,200,000                   80.%
50-855 Washington Street PMB 244
La Quinta, CA 92253


Randall A. Baker             30,750                    2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf          28,500                    1.90%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:              1,259,750                   83.95%

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
                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
- ----                  ----       -----------   --------------

Dempsey K. Mork    Director and       8/10/98
                   President

Randall A. Baker   Secretary          8/10/98



Business Experience.

Dempsey Mork is the majority shareholder, President, and Chairman of the Board of Nicole Industries, Inc. since its formation. Mr. Mork is a officer and director in the following corporations.  Magellan Capital Corporation,
Annimal Cloning Sciences, Inc.,   Knickerbocker Capital Corporation,
Apex Capital Group, Inc.,   Northstar Ventures, Inc., Orion U.S.A. Inc.,
Silver Bow Antique Aviation, Southwest Holdings and Development, Inc., Stonebridge Investment, Inc. and Woodstock Tree Farms. Mr. Mork assists companies incomplying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions.



           Randall A. Baker. Mr. Baker is 57 years old. He attended the University of Minnesota. After a tour in the United States Navy and a navigation teaching stint in San Francisco, he began his investment career with the Pacific Coast Stock Exchange followed by employment with a number of major brokerage houses. He then was employed for twenty years as Executive Vice President with Wm. Mason & Company, an Investment Counseling firm in Los Angeles. Mr. Baker designed and implemented all data systems, was responsible for trading, personnel and was the client/broker liaison. Mr. Baker is currently employed as the Vice President for Magellan Capital Corporation.









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





                              SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: 2/22/2001


By:  /s/ Dempsey K. Mork
     Dempsey K. Mork,
     President, Director and Chief Financial Officer





Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2001


By: /s/Dempsey K. Mork
    Dempsey K. Mork
    President, Director and Chief Financial Officer















  David M. Winings, CPA
  Palm Desert, CA  92211






  To the Board of Directors
  Asian Financial, Inc.
  Coachella, California

  I have audited the accompanying balance sheet of Asian Financial, Inc. (a Nevada Corporation) as of December 31, 2000 and the related statements of income and retained earnings, and cash flows from inception (August 10, 1998) to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

  In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Financial, Inc as of December 31, 2001, and the results of its operations and its cash flows for the year ended then ended in conformity with generally accepted accounting principles.



  /s/ David M. Winings
  Palm Desert, California
 February 22, 2001

  ASIAN FINANCIAL, INC.
  BALANCE SHEET
  December 31, 2000



                                         2000          1999

  ASSETS

  CURRENT ASSETS
     Cash in Bank                        897           1,027

  PROPERTY AND EQUIPMENT                  -0-             -0-

  OTHER ASSETS                            -0-             -0-

                                        ------        -------
  TOTAL ASSETS                           897           1,027
                                        ======        ======


  LIABILITIES AND SHAREHOLDERS' EQUITY

  LIABILITIES

  CURRENT LIABILITIES (4)             30,000          20,000

  LONG TERM LIABILITIES                   -0-             -0-

                                       -----           -----

  TOTAL LIABILITIES                   30,000          20,000


  SHAREHOLDERS' EQUITY
  COMMON STOCK (See Note 2)            1,500           1,500

  RETAINED EARNINGS                  (30,603)        (20,473)
                                       -----           -----
  TOTAL SHAREHOLDERS' EQUITY
 (Deficit)                           (29,103)        (18,973)

  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                897           1,027
                                       =====           =====




  The accompanying notes are an integral part of these financial statements.

  ASIAN FINANCIAL, INC.
  STATEMENT OF INCOME AND RETAINED EARNINGS
  For the Year Ended December 31, 12000




                                         2000         1999

  REVENUES                                 -0-          -0-

  EXPENSES
     Administrative Support Svcs.      10,000       20,473



     Office Expense                      130             0
                                      ------         -----
     Total Expenses                   10,130        20,473

  INCOME (LOSS)
  BEFORE TAX                         (10,130)      (20,473)

  INCOME TAXES                            -0-           -0-
                                      ------        ------
  NET INCOME (LOSS)                  (10,130)      (20,473)

  BEGINNING RETAINED
  (DEFICIT) EARNINGS                 (20,473)           -0-

  DIVIDENDS                                -0-          -0-
                                       ------       ------

  ENDING RETAINED (DEFICIT)
  EARNINGS                            (30,603)     (20,473)
                                       ======       ======


















The accompanying notes are an integral part of these financial statements

ASIAN FINANCIAL, INC.
STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2000




                                        2000          1999
                                      ------        ------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                       (10,130     (10,000)
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES/INCREASE IN LIABILITIES     10,000      10,000
                                       ------       ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                    (130)          -0-

CASH FLOWS FROM INVESTING ACTIVITIES        -0-          -0-
CASH FLOWS FROM FINANCING ACTIVITIES
  ISSUE CAPITAL STOCK                       -0-          -0-
                                        ------       ------
NET INCREASE (DECREASE) IN CASH           (130)          -0-

CASH AT BEGINNING OF YEAR                1,027        1,027
                                        ------      -------
CASH AT END OF YEAR                        897        1,027
                                        ======      =======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                            -0-           -0-

INCOME TAXES PAID                        -0-           -0-












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

NOTE 4 CONVERTIBLE NOTES PAYABLE $30,000 (12/31/2000).

The Company has issued a $10,000 negotiable note to its Board Chairman for each of the past three (1998-2000) for services rendered. The notes are negotiable and convertible at a rate of $.05 per share at the option of the holder.