Form 10QSB/A
period 2001-03-31
ASIAN FINANCIAL INC
filed 2002-01-22
CIK 1086142

1:

                U.S. SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               Form 10QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES

EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2001.

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

Indicate by check mark whether the Registrant  (i) has filed all reports required to be filed by Section 13,or 15(d) of the Securities Exchange

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

Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although

certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc.'s management believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended March 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report and Asian Financial,

Inc.'s  Form 10-KSB with attached financials of 12-31-2000.

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

5/15/2001                                        By: /s/ Dempsey K. Mork

     ----------                              ------------------------

                                                 Dempsey K. Mork, Director

                                                 and President

ASIAN FINANCIAL, INC.

BALANCE SHEETS

March 31, 2001 and December 31, 2000

                                       03/31          12/31

                                       2001           2000

                                     ------          -----

ASSETS

CURRENT ASSETS

   Cash in Bank                       897           1,007

PROPERTY AND EQUIPMENT                 -0-             -0-

OTHER ASSETS                           -0-             -0-

                                    ------          ------

TOTAL ASSETS                          897           1,007

                                    ======         ======

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES                    -0-             -0-

Convertible

NOTES PAYABLE RELATED PARTY        40,000 (4)      30,000-

                                   ------          ------

TOTAL LIABILITIES                  40,000          30,000

SHAREHOLDERS' EQUITY

COMMON STOCK                        1,500           1,500

RETAINED EARNINGS                 (40,603      (30,493)

                                   ------         -------

TOTAL SHAREHOLDERS' EQUITY

                                  (39,103)        (28,993)

                                   ------         -------

TOTAL LIABILITIES AND

   SHAREHOLDERS' EQUITY             1,007           1,007

                                   ======          ======

The accompanying notes are an integral part of these financial statements.

ASIAN FINANCIAL, INC.

STATEMENTS OF INCOME AND RETAINED EARNINGS

For the three months ended 3/31/01 and 3/31/2000

                                     3 Months   3 Months

                                     3/31/01    3/31/00

                                    ------      -------

REVENUES                              -0-         -0-

EXPENSES

  ADMINISTRATIVE SUPPORT          10,000 (4)  10,000

  Office Expense                     110

                                    ------      ------

INCOME BEFORE INCOME TAXES       (10,110)       10,000

INCOME TAXES                          -0-           -0-

                                  ------        ------

NET INCOME                       (10,100)       10,000

                                  ------        ------

BEGINNING RETAINED EARNINGS      30,493)        20,493)

DIVIDENDS                            -0-            -0-

ENDING RETAINED EARNINGS          (40,603)          (493)

                                   ======         ======

The accompanying notes are an integral part of these financial statements

ASIAN FINANCIAL, INC.

STATEMENTS OF CASH FLOWS

For the three months ended 3/31/01 and 3/31/00

                                   3 months   3 months

                                   3/31/01    3/31/00

                                  ------     ------

CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME                     (10,110)      (10,000)

ADJUSTMENTS TO RECONCILE NET INCOME

  TO NET CASH PROVIDED BY OPERATING

  ACTIVITIES                        -0-           -0-

  Increase in Current

  Liabilities                   10,000        10,000

                                   ------     ------

NET CASH PROVIDED (USED) BY

  OPERATING ACTIVITIES         (110)           -0-

CASH FLOWS FROM INVESTING ACTIVITIES

                                    -0-           -0-

CASH FLOWS FROM FINANCING ACTIVITIES

  ISSUE CAPITAL STOCK               -0-           -0-

                                   ------       ------

NET INCREASE (DECREASE) IN CASH   (110)           -0-

CASH AT BEGINNING OF YEAR         1,007         1,007

                                  ------       ------

CASH AT END OF YEAR                 897         1,007

                                  ======       ======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                        -0-           -0-

INCOME TAXES PAID                    -0-           -0-

The accompanying notes are an integral part of these financial statements

ASIAN FINANCIAL, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Asian Financial, Inc. was organized under the laws of the State of Nevada on August 10, 1998 under the name of Asian Financial, Inc. The company was incorporated primarily to engage in any lawful activity.

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

NOTE 4 CONVERTIBLE NOTES PAYABLE RELATED PARTY $40,000 (3/31/2001); $30,000

(12/31/2000) $20,000 (12/31/1999) An accrual in the first quarter of each year of $10,000  for administrative support has been made for the past four years (1998-2001). These notes can be paid in cash or converted to common shares of the company at a rate of $.05 per share.