Form 10QSB
period 2002-03-31
ASIAN FINANCIAL INC
filed 2002-10-17
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

           Commission File Number 000-27129

               Asian Financial, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-1922225
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

83-888 Ave. 51, Coachella, CA                            92236
(Address of principal executive offices)               (Zip Code)

                (760) 398-9700
           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes        No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                       1,500,000
Title of Class                             Number of Shares Outstanding
                                                at March 31, 2002

No exhibits included.

Item 1. Financial Statements
               Asian Financial, Inc.
                   BALANCE SHEET

                                    March 31             December 31,
                                       2002                 2001
                                     --------            ------------

		  ASSETS
              ======
Current Assets

  Cash                              $     -0-            $      897

                                    ---------             ---------
TOTAL ASSETS                       $      -0-            $      897
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   40,000
   Note Payable (note 4)

                                     --------              --------
TOTAL LIABILITIES                  $   50,000            $   40,000
                                     --------              --------
SHAREHOLDERS' EQUITY

 Preferred stock, $0.001 par value:
  1,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  100,000,000 shares authorized;
  issued & outstanding 1,500,000
  at 3/31/02 and 12/31/01
  (NOTES 1 & 2)                         1,500                 1,500

 Retained earnings/(accum. deficit) (  50,500)           (   40,603)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  50,000)         $ (   39,103)
                                     --------              --------

TOTAL LIABILITIES & EQUITY         $      -0-          $        897
                                     ========              ========


The accompanying notes are an integral part of these financial statements

                Asian Financial, Inc.
               STATEMENT OF OPERATIONS
   For Three Month & Year to Date Period March 31,
                    2002 and 2001

<CAPTION
                                   Three Months Ended     Year to Date Ended
                                       March 31,               March 31,
                                   2002          2001        2002      2001
Revenues                      $     -0-      $     -0-   $     -0-  $    -0-

General and administrative
 Expenses:
         Misc Office Expenses       897            -0-         897       -0-
         Admin Support Services  10,000         10,000      10,000    10,000
                               --------       --------    --------   -------
Income/(Loss) from Operations $( 10,897)     $( 10,000)  $( 10,897) $(10,000)


Other income/(expenses)             -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Gain (loss) from continuing
     operations               $( 10,897)     $( 10,000)  $( 10,897) $(10,000)

Gain (loss) from discontinued
     operations                     -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net income (loss)             $( 10,897)     $( 10,000)  $( 10,897) $(10,000)
                               ========       ========    ========  ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $(0.007)      $(0.007)    $(0.007)  $(0.007)
                                 ------        ------      ------    ------
 Discontinued operations        $(0.000)      $(0.000)    $(0.000)  $(0.000)
                                 ------         ------      ------    ------
Basic weighted average number
 common stock shs outstanding  1,500,000      1,500,000   1,500,000 1,500,000
                               =========      =========   ========= =========
Diluted (loss) per common share
 Continuing operations          $(0.007)      $(0.007)    $(0.007)  $(0.007)
                                 ------        ------      ------    ------
 Discontinued operations        $(0.000)      $(0.000)    $(0.000)  $(0.000)
                                 ------        ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  1,500,000      1,500,000   1,500,000 1,500,000
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

             Asian Financial, Inc.
            STATEMENT OF CASH FLOWS
For Three Month & Year to Date Period March 31,
                 2002 and 2001

                                         Three Months Ended  Year to Date Ended
                                              March 31,         March 31,
                                          2002        2001     2002      2001
                                        -------------------  ------------------
Operating Activities:
 Net income (loss)                     $( 10,897)$( 10,000)$( 10,897)$( 10,000)

Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.        10,000    10,000    10,000    10,000
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $(    897)$(    -0-)$(    897)$(    -0-)

Cash provided (used) by
     Financing activities              $     -0- $     -0- $     -0- $     -0-

Cash provided (used) by
     Investing activities              $     -0- $     -0- $     -0- $     -0-
                                        --------  --------  --------  --------
Net increase (decrease) in             $(    897)$     -0- $(    897)$     -0-

CASH, BEGINNING OF PERIOD                    897       -0-       897       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements

           Asian Financial, Inc.
              FINANCIAL NOTES
   PERIOD ENDING THREE MONTHS MARCH 31, 2002

GENERAL.
The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2002 should be read in conjunction with the financial statements and notes thereto included in this report and the Asian Financial, Inc.'s Annual
Report on Form 10-KSB for the fiscal year ended
December 31, 2001.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not necessarily indicative of trends or of results to be expected for a full year.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION

The Company was organized under the laws of the State of Nevada on August 10, 1998, under the name
"Asian Financial Inc."  The Company was
incorporated to engage in any lawful activity.

The Company's articles initially authorized Asian
Financial issue a total of 101,000,000 shares of stock, consisting of 100,000,000 shares of Common
Stock and 1,000,000 shares of Preferred Stock, both with a par value of $.001.

In August, 1998, 473,250 shares of Common Stock were issued to individuals for services rendered at the stated par value of $.001 per share, for a total value of $473.25.

On December 15, 1998, 1,026,750 shares of Common
Stock were sold at the state par value of $.001 per share, for a total value of $1,026.75.

The total shares of Common Stock authorized and issued as of December 31, 1998, 1999, 2000, 2001 and March 31, 2002 are 1,500,000 at a total value of $1,500.00.

There are no Preferred Shares issued or outstanding from inception (August 10, 1998) through the period ended March 31, 2002.

NOTE 2-SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

The Articles of Incorporation authorize Asian
Financial to issue up to 100,000,000 shares of Common Stock and 1,000,000 of Preferred Stock, both with a par value of $.001.

In August, 1998, the Board of Directors issued
473,250 shares to individuals for services rendered.

On December 15, 1998, the Board of Directors agreed to sell 1,026,750 shares of its Common Stock at the stated par value of $.001 per share.

NOTE 3-RELATED PARTY TRANSACTIONS

There have been no related party transactions for the current quarter ending March 31, 2002.

Prior periods transactions are set forth in detail in Asian Financial's Annual Report 10KSB dated
12/31/2001.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 per year for Administrative
Support has been made for the years 1998 through March 31, 2002.

NOTE 5-GOING CONCERN AND INCIDENTAL COSTS

The Company has had no business activities.

Incidental costs to maintain legal registrations of the Company in the State of Nevada and with the Security and Exchange Commission have been paid or assumed by the current officers/directors.
This will continue for the foreseeable future.

Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The Company has not commenced operations and has no working capital.

Capital and Source of Liquidity.
Asian Financial does not expect to purchase any plant or significant equipment.

Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the three month periods ended March 31, 2002 and 2001, the Company did not pursue any financing activities.

For the three month periods ended March 31, 2002 and 2001, the Company did not pursue any investing activities.

Results of Operations.  For the three months ended
March 31, 2002 and 2001, Asian Financial has not received any revenues from operations.

General and administrative expenses for the three months ended March 31, 2002 were $10,897, resulting in a loss from operations of $(10,897).
These expenses consisted solely $897 for office expenses and an accrual of $10,000 for Administrative Support Services.

General and administrative expenses for the three months ended March 31, 2001 were $10,000, resulting in a loss from operations of $(10,000).
The $10,000 expense was for Administrative Support
Services.

                     SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  October 2, 2002

By: /s/ Dempsey K. Mork
  -------------------
Dempsey K. Mork
President and Chief
Executive Officer