Form 10KSB
period 2002-12-31
ASIAN FINANCIAL INC
filed 2003-05-29
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-KSB

[X}    ANNUAL REPORT PURSUANT TO SECTION 13 OR (15d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2001

[ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
       ___________________ to __________________

           Commission File Number 000-27129

               Asian Financial, Inc.
       (Exact Name of Small Business Issuer as
             specified in its charter)

           NEVADA                                   91-1922225
(State or other Jurisdiction of                   I.R.S. Employer
Incorporation or Organization)                 Identification Number

83-888 Ave. 51, Coachella, CA                         92236
(Address of principal executive office)            (Zip Code)

               (760) 398-9700
         (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or (15d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                  1,500,000
                                     Number of Shares Outstanding
                                         At December 31, 2001

                                 PART I

Item 1.  Description of Business.

Business Development.

Asian Financial, Inc. (the "Company") was organized under the laws of the State of Nevada on August 10, 1998. The Company was incorporated to engage in any lawful activity.

The Company's articles initially authorized the company, to issue a total of 100,000,000 shares of common stock, and 1,000,000 preferred, all with par value of $0.001.

Common Stock

On August 20, 1998 473,250 shares of Common Stock were issued to individuals for services rendered.

On December 15, 1998, 1,026,750 shares of Common Stock were sold at par of $.001 per share, for a total value of $1,026.75. Total shares issued and outstanding at year end December 31, 1998 were 1,500,000.

As of December 31, years 1998 to 1999, and, 2000 and 2001, there were 1,500,000 share issued and outstanding.

Preferred Stock

No Preferred Stock has been issued since inception (August 10, 1998) through years ended December 31, 2001 and 2000.


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

Item 6. Results of Operations
The Company has had no material operations since inception. (Losses) for the four years (1998-2001) were ($40,603).

Liquidity.

The Company had no liquidity during the fiscal years ended December 31, 2001 and 2000. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

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

Item 7.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:

                                                          Percent of
                                     Number of Shares    1,500,000 SHS.
Name and Address                    Beneficially Owned    Outstanding
-------------------------------     ------------------   -------------
LISTING 473,250 SHS ISSUED 8/20/98
Dempsey K.  Mork                          75,000*              5.00%*
83-888 Avenue 51
Coachella, CA 92236 (1)

Norbert L. LeBoeuf                        30,750               1.90%
83-888 Avenue 51
Coachella, CA 92236
                                       ---------             ------
  Sub Total Officers/Directors           105,750               6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:
 Randall A. Baker                         30,750               2.05%
 P.O. Box 1025
 Morongo Valle, CA 92256

 Robert Filiatreaux                       37,500               2.50%
 77545 Chillon
 La Quinta, CA 92253



Magellan Capital Corp.                   225,000              15.00%
83-888 Ave. 51
Coachella, CA 92236

Magellan Litigation Services              76,500               5.10%
83-888 Avenue 51
Coachella, CA 92236
                                       ---------             ------
  Total SHS Issued 8/20/98               473,250              31.55%
    For Services Rendered              ---------             ------

LISTING 1,026,750 SHS SOLD 12/15/98
Magellan Capital Corp.
 Dempsey K. Mork
 Pension Plan and Trust                  450,000*             30.00%*
 83-888 Ave. 51
 Coachella, CA 92236

Magellan Capital Corp.
 Dempsey K. Mork
 Profit Sharing Plan and Trust           450,000*             30.00%*
 83-888 Ave. 51
 Coachella, CA 92236

Shares sold to other individuals         126,750               8.45%
                                       ---------             ------
  Total SHS Sold 12/15/98              1,026,750              68.45%
                                       ---------             ------
 TOTAL SHS ISSUED FROM INCEPTION
   (8/10/98 THROUGH PRESENT PERIOD)    1,500,000             100.00%
                                       =========             ======

*Beneficial ownership of Dempsey K. Mork

Item 8. Security Ownership of Management.

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                                Number of Shares          Percent
                               Beneficially Owned      1,500,000 SHS.
Name and Address                 as of 12/31/01         Outstanding
--------------------           ------------------      -------------
Dempsey K. Mork                     975,000*              65.00%
83-888 Avenue 51
Coachella, CA 92236

Norbert L. Le Boeuf                  28,500                1.90%
P.O. Box 3171                     ---------               -----
Palm Springs, CA 92262
     Totals:                      1,003,500               66.90%
                                  =========               =====

See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year), or until their successors are elected or appointed and qualified, or their prior resignation or termination.

                                         Date of         Date of
                      Positions        Election or     Termination
Name                  Held             Designation   or Resignation
-------------------  -------------     -----------   --------------
Dempsey K. Mork      President,          8/10/1998
                     CEO, Director

Norbert L. LeBoeuf   Chief Financial    12/15/2001
                     Officer, Director

Business Experience.

Dempsey Mork is the majority shareholder, President, Chief Executive Officer and Chairman of the Board of Asian Financial, Inc. since its formation on August 10, 1998. Mr. Mork is an officer and director in the following corporations: Magellan Capital Corp.; Annimal Cloning Sciences, Inc.; Knickerbocker Capital Corporation; Apex Capital Group, Inc.; Northstar Ventures, Inc.; Orion U.S.A. Inc.; Silver Bow Antique Aviation; Southwest Holdings and Development, Inc.; Stonebridge Investment, Inc.; and, Woodstock Tree Farms. Mr. Mork assists companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions. He will spend approximately 20 hours per month on Asian Financial's business activities.

Mr. Norbert LeBoeuf is a shareholder, officer and director of Asian Financial. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated.

Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty years in all areas of accounting and tax for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He will spend approximately 20 hours per month on Asian Financial's business activities.

Significant Employees.

The Company has no employees who are not executive officers.

Executive Compensation.

None

(1)     On August 29, 1998, 473,250 shares of "unregistered" and
"restricted" shares of the Company's common stock, were issued for services rendered, as follows:

                No. SHS   ISSUED TO
                -------   -------------------------
                225,000   Magellan Capital Corp.
                 76,500   Magellan Litigation Corp.
                 75,000   Dempsey K. Mork
                 30,750   Randall A. Baker
                 37,500   Robert J. Filiatreaux
                 28,500   Norbert L. Le Boeuf
                -------
                473,250     TOTAL SHARES ISSUED
                =======

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Employment Contracts and Termination of Employment and Change-in-
Control Arrangements.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

                       SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    May 14, 2003

Asian Financial, Inc.

/s/ Dempsey K. Mork
--------------------------------------------
By:  Dempsey K. Mork, President/CEO-Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                    Capacity                    Date

/s/Dempsey K. Mork         President/CEO              5/14/2003
---------------------        Director
Dempsey K. Mork

/s/Norbert LeBoeuf         Chief Financial Officer/   5/14/2003
---------------------        Director

                           ASIAN FINANCIAL, INC.
                                 PART F/S
                       Index to Financial Statements
                   Report of Certified Public Accountant


Financial Statements
--------------------
  (1) Audited Financial Statements  for 12 months year ended
      December 31, 2001:

      Independent Auditor' Report:
        Balance Sheets at 12/31/01 and 12/31/2000
        Statements of Operations for Years 2001 and 2000
        Statements of Cash Flows for Years 2001 and 2000
        Statements of Stockholders' Equity from inception
         (August 10, 1998 through 12/31/2001)

David M. Winings, CPA
Palm Desert, CA  92211






To the Board of Directors
Asian Financial, Inc.
Coachella, California

I have audited the accompanying balance sheet of Asian Financial, Inc. (a Nevada Corporation) as of December 31, 2001 and the related statements of income and retained earnings, and cash flows for the twelve months ended December 31, 2001.

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



/s/ David M. Winings
Palm Desert, California
May 16, 2003

                            ASIAN FINANCIAL, INC.
                               BALANCE SHEET
                             December 31, 2001

                                        AUDITED         AUDITED
                                          2001           2000
                                        -------         -------
                      ASSETS
                      ======
CURRENT ASSETS
  CASH IN BANK                         $    897        $    897

PROPERTY AND EQUIPMENT                      -0-             -0-

OTHER ASSETS                                -0-             -0-
                                         ------          ------
  TOTAL ASSETS                         $    897        $    897
                                         ======          ======


LIABILITIES AND SHAREHOLDERS' EQUITY
====================================
 LIABILITIES
  CURRENT LIABILITIES (NOTE 4)         $ 40,000        $ 30,000

  LONG TERM LIABILITIES                     -0-             -0-
                                         ------          ------
  TOTAL LIABILITIES                      40,000          30,000
                                         ------          ------
SHARE HOLDERS' EQUITY (NOTE  2)
=====================
  PREFERRED STOCK, PAR VALUE $.001;
   1,000,000 AUTHORIZED; -0- SHARES
   ISSUED AND OUTSTANDING AT 12/31/01
   AND 12/31/00                             -0-             -0-
  COMMON STOCK, PAR VALUE $.001;
   100,000,000 AUTHORIZED; 1,500,000
   SHARES ISSUED AND OUTSTANDING
   AT 12/31/2001 AND 12/31/2000           1,500           1,500

  RETAINED EARNINGS (DEFICIT)           (40,603)        (30,603)
                                         ------          ------
  TOTAL SHAREHOLDERS' EQUITY(DEFICIT)   (39,103)        (29,103)
                                         ------          ------
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $    897        $    897
                                         ======          ======


The accompanying notes are an integral part of these financial statements.

                      ASIAN FINANCIAL, INC.
            STATEMENT OF INCOME AND RETAINED EARNINGS
         For the Years Ended December 31, 2001 and 2000

                                      AUDITED      AUDITED
                                        2001         2000
                                      -------      -------
  REVENUES                          $    -0-     $    -0-

  EXPENSES
   Administrative Support Services    10,000       10,000

     Office Expense                      -0-          130
                                      ------        -----
     Total Expenses                   10,000       10,130

  INCOME (LOSS) BEFORE TAXES         (10,000)    $(10,130)

  INCOME TAXES                           -0-          -0-
                                      ------       ------
  NET INCOME (LOSS)                 $(10,000)     (10,130)

  BEGINNING RETAINED EARNINGS/
     (DEFICIT)                       (30,603)     (20,473)

  DIVIDENDS                             -0-           -0-
                                      ------       ------
  ENDING RETAINED EARNINGS/
     (DEFICIT)                      $(40,603)    $(30,603)
                                      ======       ======

PER SHARE INFORMATION

BASIC INCOME(LOSS) PER COMMON SHARE  $(0.007)     $(0.007)
                                       -----        -----
 BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING   1,500,000    1,500,000
                                    =========    =========
DILUTED INCOME(LOSS) PER COMMON SH   $(0.007)     $(0.007)
                                       -----        -----
 DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING   1,500,000    1,500,000
                                    =========    =========

The accompanying notes are an integral part of these financial statements

                ASIAN FINANCIAL, INC.
              STATEMENT OF CASH FLOWS
     For the Years Ended December 31, 2001 and 2000

                                        AUDITED     AUDITED
                                          2001        2000
                                        -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                      $(10,000)   $(10,130)
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES/INCREASE IN LIABILITIES     10,000      10,000
                                         ------      ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                      -0-     (   130)

CASH FLOWS FROM INVESTING ACTIVITIES        -0-         -0-
CASH FLOWS FROM FINANCING ACTIVITIES
  ISSUE CAPITAL STOCK                       -0-         -0-
                                         ------      ------
NET INCREASE (DECREASE) IN CASH             -0-     (   130)

CASH AT BEGINNING OF YEAR                   897       1,027
                                         ------      ------
CASH AT END OF YEAR                    $    897    $    897
                                         ======      ======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                          $    -0-    $    -0-
                                         ======      ======
INCOME TAXES PAID                      $    -0-    $    -0-
                                         ======      ======










The accompanying notes are an integral part of these financial statements

                         ASIAN FINANCIAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
              FOR THE 12 MONTHS ENDED DECEMBER 31, 2001
GENERAL:

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2001 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports on Form 10Q-SB for the year 2001 (March 31, June 30, and September 30, 2001) and the prior year Asian Financial's Annual Report on Form 10K-SB for the fiscal year ended December 31, 2000.

The condensed consolidated financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation.

The Company has not commenced operations and has no working capital.

NOTE 1-ORGANIZATION AND BUSINESS PLAN:

Asian Financial, Inc. was organized under the laws of the State of Nevada on August 10, 1998, under the name "Asian Financial, Inc.". The Company was incorporated to engage in any lawful activity.

NOTE 2-STOCK TRANSACTIONS:

The Articles of Incorporation authorized the Company to issue
100,000,000 of shares of Common Stock with a par value of $.001 per share and 1,000,000 shares of Preferred Stock, with a par value $.001.

Common Stock
On August 20, 1998, the Company issued 473,250 shares of Common Stock, to individuals (including officers/directors) for consulting services provided to the company for a total value of $473.25.

On December 20, 1998, the Company issued 1,026,750 shares of stock at the stated par value of $.001 per share in a cash transaction totaling $1,026.75. At the end of December 31, 1998 Common Stock shares issued and outstanding were 1,500,000, with a total capitalized value of $1,500.00.

Total shares of Common Stock issued and outstanding were 1,500,000 at the stated par value of $0.001 per share at December 31, 2001 and 2000.

Preferred Stock
No Preferred Stock shares have been issued and none are outstanding from inception (August 10, 1998) through year ending December 31, 2001.

NOTE 3-ASSETS AND WORKING CAPITAL:

As of the current year ended December 31, 2001, the Company has no working capital. The Company has not started operations. The
President/CEO furnishes office space for the Company Headquarters.

NOTE 4-CONVERTIBLE NOTES PAYABLE $40,000 (12/31/2001).

The $40,000 balance at December 31, 2001 represents the accruals of $10,000 per year for Management Services rendered on Convertible
Promissory Notes for the period (1998-2001). The notes are convertible at a rate of $.05/cents per share at the option of the holder.

NOTE 5-GOING CONCERN AND INCIDENTAL COSTS:

Incidental costs to maintain legal registration of the Company in the State of Nevada and the Security and Exchange Commission have been paid or assumed by the current officers/directors of the Asian Financial. This will continue for the foreseeable future.

  (b) List of Exhibits
3.i  Articles of Incorporation
 incorporated by reference
    3.ii By-Laws of Asian Financial, Inc.
 incorporated by reference
    4.i  Form of Specimen of common stock
          incorporated by reference
5.    Exhibit 99 - Certifications pursuant to 18 U.S.C. Section
1350

(B)      REPORTS ON FORM 8-K

ITEM 14.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The management of Asian Financial, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the Company's "disclosure controls and procedures" (as defined in Securities and Exchange Act of 1934 (the "Exchange Act") Rules 13a-14c) within 90 days of the filing date of this Annual Report on Form 10-KSB (the "Evaluation Date"). Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective to ensure that all material information required to be filed in this annual report on Form 10-KSB and been made known to them in a timely basis fashion.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date as set forth above.

                          CERTIFICATION

I, Dempsey k. Mork, certify that:

   1.   I have reviewed this annual report on Form 10-KSB of Asian
Financial, Inc.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statement were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 12a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and,

6. The resistrant's ofther certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

   Date:  May 14, 2003

   /s/ Dempsey K. Mork
   ------------------------
   Dempsey K. Mork, President, Chief Executive Officer

                          CERTIFICATION

I, Norbert LeBoeuf, certify that:

1.   I have reviewed this annual report on form 10-KSB of Asian
Financial, Inc.

2. Based on my knowledge, the financial statements does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within entities, particularly during the period in which this annual report is being prepared;


(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

(c) Present in this annual report our conclusions about the Effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or other persons performing the equivalent function;

(a) All significant deficiencies in the design of operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date:  May 14, 2003

/s/Norbert LeBoeuf
----------------------------------------
Norbert LeBoeuf, Chief Financial Officer