Form 10QSB
period 2003-03-31
ASIAN FINANCIAL INC
filed 2003-05-29
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                       1,500,000
Title of Class                             Number of Shares Outstanding
                                                at March 31, 2003

No exhibits included.

Item 1. Financial Statements
               Asian Financial, Inc.
                   BALANCE SHEET

                                      March 31,         December 31,
                                        2003                 2002
                                     --------            ------------
              ASSETS
              ======
Current Assets

  Cash                              $     -0-            $      -0-
                                    ---------             ---------
TOTAL ASSETS                       $      -0-            $      -0-
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (NOTE 4)
                                     --------              --------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------              --------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)

 Preferred stock, $0.001 par value:
  1,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  100,000,000 shares authorized;
  issued & outstanding 1,500,000
  at 3/31/03 and 12/31/02               1,500                 1,500

 Retained earnings/(accum. deficit) (  50,500)           (   50,500)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  50,000)         $ (   50,000)
                                     --------              --------

TOTAL LIABILITIES & EQUITY         $      -0-          $        897
                                     ========              ========


The accompanying notes are an integral part of these financial statements

                    Asian Financial, Inc.
                   STATEMENT OF OPERATIONS
For Three Months and Year To Date Period Ending March 31,
                        2003 and 2002

                               Three Months Ended  Year to Date Ending
                                   March 31,             March 31,
                                2003        2002      2003       2002
Revenues                     $   -0-    $    -0-   $   -0-   $    -0-

General and administrative
 Expenses:
   Misc Office Expenses          -0-         897       -0-        897
   Admin Support Services        -0-      10,000       -0-     10,000
                               -----      ------     -----     ------
Income/(oss) from
  Operations                 $   -0-    $(10,897)  $   -0-   $(10,897)


Other income/(expenses)          -0-         -0-       -0-       -0-
                               -----      ------     -----     ------
Gain (loss) from
  Continuing operations      $   -0-    $(10,897)  $   -0-   $(10,897)

Gain (loss) from
  Discontinued operations        -0-         -0-       -0-        -0-
                               -----      ------     -----     ------
Net income (loss)            $   -0-   $ (10,897)  $   -0-   $(10,897)
                               =====      ======     =====     ======
Per share information:
- ----------------------
Basic (loss) per common share
 Continuing operations         $(0.000)   $(0.007)  $(0.000)  $(0.007)
                                ------     ------    ------    ------
 Discontinued operations       $(0.000)   $(0.000)  $(0.000)  $(0.000)
                                ------     ------    ------    ------
Basic weighted average number
 common stock shs outstanding 1,500,000  1,500,000 1,500,000 1,500,000
                              =========  ========= ========= =========
Diluted (loss) per common shs
 Continuing operations         $(0.000)   $(0.007)  $(0.000)  $(0.007)
                                ------     ------    ------    ------
 Discontinued operations       $(0.000)   $(0.000)  $(0.000)  $(0.000)
                                ------     ------    ------    ------
Diluted weighted average number
 common stock shs outstanding 1,500,000  1,500,000 1,500,000 1,500,000
                              =========  ========= ========= =========

The accompanying notes are an integral part of these financial statements

                    Asian Financial, Inc.
                   STATEMENT OF CASH FLOWS
For Three Months and Year to Date Period Ending March 31,
                        2003 and 2002


                               Three Months Ended  Year To Date Ending
                                     March 31,          March 31,
                                  2003      2002     2003       2002
                                  ----    ------     ----    -------

Operating Activities:
 Net income (loss)               $ -0-  $(10,897)   $ -0-   $(10,897)

Cash provided(used) changes in:
  current assets/decr(incr) &
  current liabilities/(decr)incr   -0-    10,000      -0-     10,000
                                  ----    ------     ----     ------
Net cash provided (used) by
     Operating activities        $ -0-  $(   897)   $ -0-   $(   897)

Cash provided (used) by
     Financing activities        $ -0-  $    -0-    $ -0-   $    -0-


Cash provided (used) by
     Investing activities        $ -0-  $    -0-    $ -0-   $    -0-
                                  ----    ------     ----     ------
Net increase (decrease) in       $ -0-  $(   897)   $ -0-   $(   897)

CASH, BEGINNING OF PERIOD        $ -0-  $    897    $ -0-   $    897
                                  ----    ------     ----     ------
CASH, END OF PERIOD              $ -0-  $    -0-    $ -0-   $    -0-
                                  ====    ======     ====     ======

The accompanying notes are an integral part of these financial statements

           Asian Financial, Inc.
              FINANCIAL NOTES
   PERIOD ENDING THREE MONTHS MARCH 31, 2003

GENERAL.

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the Asian Financial, Inc.'s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002, and, the quarterly reports on form 10-QSB for the periods March 31, 2002, June 30, 2002 and September 30, 2002.

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

The total shares of Common Stock authorized and issued as of March 31, 2003 and the prior year ending December 31, 2002 were 1,500,000, at a total value of $1,500.00.

There are no Preferred Shares issued or outstanding from inception (August 10, 1998) through the period ended March 31, 2003.

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

NOTE 3-ASSETS AND WORKING CAPITAL

As of the period ending March 31, 2003 and the prior year ended
December 31, 2002, the Company has no assets and no working capital. The Company has not started operations. The President/CEO furnishes space for the Company Headquarters.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

The $50,000 balance at March 31, 2003 and the prior year ended December 31, 2002 represents a $10,000 yearly accrual for Management Services covering a 5-year period (1998 to 2002). These notes are convertible at a rate of $.05/cents per share at the option of the holder.

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

For the three month and year to date March 31, 2003, the Company did not pursue any financing activities.

For the three month and year to date March 31, 2003, the Company did not pursue any investing activities.

Results of Operations.

For the three month and year to date period ended March 31, 2003, Asian Financial has not received any revenues from operations.

General and administrative expenses for the three months ended March 31, 2003 were $-0-, resulting in a (loss) from operations of $(-0-).

General and administrative expenses for the three months ended March 31, 2002 were $10,897, resulting in a loss from operations of ($10,897).

General and administrative expenses for the three months year to date period ending March 31, 2003 were -0-, resulting in a loss from operations of $(-0-).

General and administrative expenses for the three months year to date period ending March 31, 2002 were $10,897, resulting in a (loss) from operations of $(10,897).


                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 19, 2003

By: /s/ Dempsey K. Mork
 ------------------
Dempsey K. Mork
President and Chief
Executive Officer

               CERTIFICATIONS

I, Dempsey Mork, certify that:

1.   I have reviewed this quarterly report on Form 10QSB of Asian
Financial, Inc.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 19, 2003

/s/Dempsey Mork
--------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer