Form 10QSB
period 2003-06-30
ASIAN FINANCIAL INC
filed 2003-09-15
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

           Commission File Number 000-27129

               Asian Financial, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-1922225
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

829 Francis Drive, Palm Springs, CA                      92262
(Address of principal executive offices)               (Zip Code)

                (760) 322-9277
           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                       1,500,000
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2003

No exhibits included.

Item 1. Financial Statements
               Asian Financial, Inc.
                   BALANCE SHEET

                                     June 30,            December 31,
                                        2003                 2002
                                     --------            ------------

              ASSETS
              ======
Current Assets

  Cash                             $      -0-            $      -0-
                                    ---------             ---------
TOTAL ASSETS                       $      -0-            $      -0-
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (NOTE 4)
                                     --------              --------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------              --------
SHAREHOLDERS' EQUITY (NOTES 1 and 2)

 Preferred stock, $0.001 par value:
  1,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  100,000,000 shares authorized;
  issued & outstanding 1,500,000
  at 3/31/03 and 12/31/02               1,500                 1,500

 Retained earnings/(accum. deficit) (  50,500)           (   50,500)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  50,000)         $ (   50,000)
                                     --------              --------

TOTAL LIABILITIES and EQUITY       $      -0-          $        -0-
                                     ========              ========


The accompanying notes are an integral part of these financial statements

                    Asian Financial, Inc.
                   STATEMENT OF OPERATIONS
For Three and Six Month Year to date periods Ending June 30,
                        2003 and 2002

                               Three Months Ended  Year to Date Ending
                                    June 30,              June 30,
                                2003        2002      2003       2002
Revenues                     $   -0-    $    -0-   $   -0-   $    -0-

General and administrative
 Expenses:
   Misc Office Expenses          -0-         -0-       -0-        897
   Admin Support Services        -0-         -0-       -0-     10,000
                               -----      ------     -----     ------
Income/(oss) from
  Operations                 $   -0-    $    -0-   $   -0-   $(10,897)


Other income/(expenses)          -0-         -0-       -0-       -0-
                               -----      ------     -----     ------
Gain (loss) from
  Continuing operations      $   -0-    $    -0-   $   -0-   $(10,897)

Gain (loss) from
  Discontinued operations        -0-         -0-       -0-        -0-
                               -----      ------     -----     ------
Net income (loss)            $   -0-   $     -0-   $   -0-   $(10,897)
                               =====      ======     =====     ======
Per share information:
- ----------------------
Basic (loss) per common share
 Continuing operations         $(0.000)   $(0.000)  $(0.000)  $(0.007)
                                ------     ------    ------    ------
 Discontinued operations       $(0.000)   $(0.000)  $(0.000)  $(0.000)
                                ------     ------    ------    ------
Basic weighted average number
 common stock shs outstanding 1,500,000  1,500,000 1,500,000 1,500,000
                              =========  ========= ========= =========
Diluted (loss) per common shs
 Continuing operations         $(0.000)   $(0.000)  $(0.000)  $(0.007)
                                ------     ------    ------    ------
 Discontinued operations       $(0.000)   $(0.000)  $(0.000)  $(0.000)
                                ------     ------    ------    ------
Diluted weighted average number
 common stock shs outstanding 1,500,000  1,500,000 1,500,000 1,500,000
                              =========  ========= ========= =========

The accompanying notes are an integral part of these financial statements

                    Asian Financial, Inc.
                   STATEMENT OF CASH FLOWS
For Three and Six Month Year to Date Periods Ending June 30,
                        2003 and 2002


                               Three Months Ended  Year To Date Ending
                                     June 30,           June 30,
                                  2003      2002     2003       2002
                                  ----    ------     ----    -------

Operating Activities:
 Net income (loss)               $ -0-  $    -0-    $ -0-   $(10,897)

Cash provided(used) changes in:
  current assets/decr(incr) &
  current liabilities/(decr)incr   -0-       -0-      -0-     10,000
                                  ----    ------     ----     ------
Net cash provided (used) by
     Operating activities        $ -0-  $    -0-    $ -0-   $(   897)

Cash provided (used) by
     Financing activities        $ -0-  $    -0-    $ -0-   $    -0-


Cash provided (used) by
     Investing activities        $ -0-  $    -0-    $ -0-   $    -0-
                                  ----    ------     ----     ------
Net increase (decrease) in       $ -0-  $    -0-    $ -0-   $(   897)

CASH, BEGINNING OF PERIOD        $ -0-  $    -0-    $ -0-   $    897
                                  ----    ------     ----     ------
CASH, END OF PERIOD              $ -0-  $    -0-    $ -0-   $    -0-
                                  ====    ======     ====     ======

The accompanying notes are an integral part of these financial statements

           Asian Financial, Inc.
              FINANCIAL NOTES
        PERIOD ENDING JUNE 30, 2003

GENERAL.

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six month period ended June 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report and the Asian Financial, Inc.'s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002.

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

The total shares of Common Stock authorized and issued as of June 30, 2003 and the prior year ending December 31, 2002 were 1,500,000, at a total value of $1,500.00.

There are no Preferred Shares issued or outstanding from inception (August 10, 1998) through the period ended June 30, 2003.

NOTE 2-SUMMARY OF SIGNIGICANT ACCOUNTING POLICIES

The Articles of Incorporation authorize Asian Financial to issue up to 100,000,000 shares of Common Stock and 1,000,000 of Preferred Stock, both with a par value of $.001.

In August 1998, the Board of Directors issued 473,250 shares to individuals for services rendered.

On December 15, 1998, the Board of Directors agreed to sell 1,026,750 shares of its Common Stock at the stated par value of $.001 per share.

NOTE 3-ASSETS AND WORKING CAPITAL

As of the period ending June 30, 2003 and the prior year ended December 31, 2002, the Company has no assets and no working capital. The
Company has not started operations. The President/CEO furnishes space for the Company Headquarters.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

The $50,000 balance at June 30, 2003 and the prior year ended December 31, 2002 represents a $10,000 yearly accrual for Management Services covering a 5-year period (1998 to 2002). These notes are convertible at a rate of $.05/cents per share at the option of the holder.

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

For the three and six month year to date June 30, 2003, the Company did not pursue any financing activities.

For the three and six month year to date June 30, 2003, the Company did not pursue any investing activities.

Results of Operations.

For the three and six month year to date June 30, 2003, the Company did not receive any revenues from operations.

General and administrative expenses for the three and six month year to date June 30, 2003 were $-0-, resulting in a (loss) from operations of $(-0-).

General and administrative expenses for the three and six month year to date June 30, 2002 were $10,897, resulting in a loss from operations of ($10,897).

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2003 (the evaluation date).

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 10, 2003

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

Date:  September 10, 2003

/s/Dempsey Mork
--------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer