Form 10QSB
period 2003-09-30
ASIAN FINANCIAL INC
filed 2003-11-17
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2003

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.



Common Stock, $.001 par value                       1,500,000
Title of Class                             Number of Shares Outstanding
                                                at Sept. 30, 2003

No exhibits included.



Item 1. Financial Statements
               Asian Financial, Inc.
                   BALANCE SHEET


                                     Sept. 30,            December 31,
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
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (NOTE 4)
                                     --------              --------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------              --------
SHAREHOLDERS' EQUITY (NOTES 1 and 2)

 Preferred stock, $0.001 par value:
  1,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  100,000,000 shares authorized;
  issued & outstanding 1,500,000
  at 9/30/03 and 12/31/02               1,500                 1,500

 Retained earnings/(accum. deficit) (  50,500)           (   50,500)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  50,000)         $ (   50,000)
                                     --------              --------

TOTAL LIABILITIES and EQUITY       $      -0-          $        -0-
                                     ========              ========



The accompanying notes are an integral part of these financial statements








                    Asian Financial, Inc.
                   STATEMENT OF OPERATIONS
For Three and Nine Month Year to date periods Ending June 30,
                        2003 and 2002



                               Three Months Ended  Year to Date Ending
                                    Sept. 30,              Sept. 30,
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
- - ----------------------
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
                              =========  ========= ========= =========


The accompanying notes are an integral part of these financial statements





                    Asian Financial, Inc.
                   STATEMENT OF CASH FLOWS
For Three and Nine Month Year to Date Periods Ending Sept. 30,
                        2003 and 2002



                               Three Months Ended  Year To Date Ending
                                     Sept. 30,           Sept. 30,
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
                                  ====    ======     ====     ======



The accompanying notes are an integral part of these financial statements











           Asian Financial, Inc.
              FINANCIAL NOTES
        PERIOD ENDING SEPT. 30, 2003

GENERAL.

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine month period ended Sept. 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report and the Asian Financial, Inc.'s Annual Report on Form 10-KSB for fiscal year ended December 31, 2002.

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

NOTE 3-ASSETS AND WORKING CAPITAL

As of the period ending Sept. 30, 2003 and the prior year ended December 31, 2002, the Company has no assets and no working capital. The
Company has not started operations. The President/CEO furnishes space for the Company Headquarters.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

The $50,000 balance at Sept. 30, 2003 and the prior year ended December 31, 2002 represents a $10,000 yearly accrual for Management Services covering a 5-year period (1998 to 2002). These notes are convertible at a rate of $.05/cents per share at the option of the holder.

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

For the three and nine month year to date Sept. 30, 2003, the Company did not pursue any financing activities.

For the three and nine month year to date Sept. 30, 2003, the Company did not pursue any investing activities.

Results of Operations.

For the three and nine month year to date Sept. 30, 2003, the Company did not receive any revenues from operations.

General and administrative expenses for the three and nine month year to date Sept. 30, 2003 were $-0-, resulting in a (loss) from operations of $(-0-).

General and administrative expenses for the three and nine month year to date Sept. 30, 2002 were $10,897, resulting in a loss from operations of ($10,897).

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended Sept. 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of Sept. 30, 2003 (the evaluation date).

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

Date:  November 13, 2003

By:
 ------------------
Dempsey K. Mork
President and Chief
Executive Officer





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

Date:  November 13, 2003





- --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer






CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the Chief Executive Officer and Chief Financial Officer of Asian Financial, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the Quarterly report on Form 10-Q of the Company for the quarterly period ended Sept. 30, 2003 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 13, 2003




- - --------------------
Chief Executive Officer and Chief Financial Officer