Form 10KSB
period 2003-12-31
ASIAN FINANCIAL INC
filed 2004-04-06
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-KSB

    ANNUAL REPORT PURSUANT TO SECTION 13 OR (15d)
       OF THE SECURITIES EXCHANGE ACT OF 1934


For the annual period ended December 31, 2003


    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
       ___________________ to __________________

           Commission File Number 000-27129

               Asian Financial, Inc.
       (Exact Name of Small Business Issuer as
             specified in its charter)


           NEVADA                                   91-1922225
(State or other Jurisdiction of                   I.R.S. Employer
Incorporation or Organization)                 Identification Number

829 Francis Drive, Palm Springs, CA                    92262
(Address of principal executive office)            (Zip Code)

               (760) 322-9277
         (Issuer's Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or (15d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [x]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.




Common Stock, $.001 par value                  1,500,000
                                     Number of Shares Outstanding
                                        At December 31, 2003


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

Common Stock

On August 20, 1998 473,250 shares of Common Stock were issued to individuals for services rendered, at par for a total of $473.25.

On December 20, 1998, 1,026,750 shares of Common Stock were sold at par of $.001 per share, for a total value of $1,026.75. Total shares issued and outstanding at year end December 31, 1998 were 1,500,000, for a total value of $1,500.00.

As of December 31, 2003 and 2002, there were 1,500,000 share issued and outstanding.

Preferred Stock

No Preferred Stock has been issued since inception (August 10, 1998) through years ended December 31, 2003 and 2002.


Item 2. Description of property

The Company currently has no assets or property.  The Company's
Headquarters are furnished by Mr. Dempsey Mork, President/CEO.

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

Item 6. Results of Operations
The Company has had no material operations since inception. (Losses) for the five years (1998-2002) were ($50,500), and $-0- for 2003.

Liquidity.

The Company had no liquidity during the fiscal years ended December 31, 2003 and 2002. Except as stated under the heading "Plan of Operation," above, the Company does not contemplate raising capital over the next twelve months by issuance of debt or equity securities. The Company has no loan agreements with any officer or director.

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

Item 7. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:


                                                          Percent of
                                     Number of Shares    1,500,000 SHS.
Name and Address                    Beneficially Owned    Outstanding
-------------------------------     ------------------   -------------
LISTING 473,250 SHS ISSUED 8/20/98
Dempsey K.  Mork                          75,000*              5.00%*
829 Francis Drive
Palm Springs, CA 92262(1)
Norbert L. LeBoeuf                        28,750               1.90%
829 Francis Drive
Palm Springs, CA 92262 (1)             ---------             ------
  Sub Total Officers/Directors           103,750               6.90%
(1)Addresses are in c/o the Company
Other Shareholders/Former Associates:
 Randall A. Baker                         30,750               2.05%
   P.O. Box 1025
   Morongo Valle, CA 92256
 Robert Filiatreaux                       37,500               2.50%
   77545 Chillon
   La Quinta, CA 92253
Magellan Capital Corp.                   225,000              15.00%
  829 Francis Drive
  Palm Springs, CA 92262
Magellan Litigation Services              76,500               5.10
  829 Francis Drive
  Palm Springs, CA 92262               ---------             ------
  Total SHS Issued 8/20/98               473,250              31.55%
    For Services Rendered              ---------             ------

LISTING OF 1,026,750 SHS SOLD 12/20/98
Magellan Capital Corp.
 Dempsey K. Mork
 Pension Plan and Trust                  450,000*             30.00%*
 829 Francis Drive
 Palm Springs, CA 92262

Magellan Capital Corp.
 Dempsey K. Mork
 Profit Sharing Plan and Trust           450,000*             30.00%*
 829 Francis Drive
 Palm Springs, CA 92262

Shares sold to other individuals         126,750               8.45%
                                       ---------             ------
  Total SHS Sold 12/20/98              1,026,750              68.45%
                                       ---------             ------
 TOTAL SHS ISSUED FROM INCEPTION
   (8/10/98 THROUGH PRESENT PERIOD)    1,500,000             100.00%
                                       =========             ======

*Beneficial ownership/Dempsey K. Mork    975,000*             65.00%
                                         =======              =====

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:


                                Number of Shares          Percent
                               Beneficially Owned      1,500,000 SHS.
Name and Address                 as of 12/31/03        Outstanding
--------------------           ------------------      -------------
Dempsey K. Mork                     975,000*              65.00%
829 Francis Drive
Palm Springs, CA 92262

Norbert L. Le Boeuf                  28,750                1.90%
829 Francis Drive
Palm Springs, CA 92262
                                  ---------               -----
     Totals:                      1,003,750               66.90%
                                  =========               =====



See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Part III, Item 9, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Change in Control.

There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

Evaluation of the Company's Disclosure Controls. As of the end of the period covered by this Annual Report on Form 10-KSB, the Company's principal executive officer and principal financial officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange /act") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management, including the CEO and CF, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objective of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls, must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company, have been discovered.

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

                                         Date of         Date of
                      Positions        Election or     Termination
Name                  Held             Designation   or Resignation
-------------------  -------------     -----------   --------------

Dempsey K. Mork      President,          8/10/1998
                     CEO, Director

Norbert L. LeBoeuf   Chief Financial    12/15/2001
                     Officer, Director


Business Experience.

Dempsey Mork is the majority shareholder, President, Chief Executive Officer and Chairman of the Board of Asian Financial, Inc. since its formation on August 10, 1998. Mr. Mork is an officer and director in the following corporations: Magellan Capital Corp.; Animal Cloning Sciences, Inc.; Knickerbocker Capital Corporation; Apex Capital Group, Inc.; Northstar Ventures, Inc.; Orion U.S.A. Inc.; Silver Bow Antique Aviation; Southwest Holdings and Development, Inc.; Stonebridge Investment, Inc.; and, Woodstock Tree Farms. Mr. Mork assists companies in complying with securities regulations, and raising capital. Beginning in 1992 through 1996 Mr. Mork maintained offices in Geneva, Switzerland and for part of that time Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions. He will spend approximately 20 hours per month on Asian Financial business activities.

Mr. Norbert LeBoeuf is a shareholder, officer and director of Asian Financial. He has been responsible for all accounting and tax functions for all Companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal and Administrative functions (1952-55) and forty Years in all areas of accounting and tax for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He will spend approximately 20 hours per month on Asian Financial business activities.

Significant Employees.

The Company has no employees who are not executive officers.

Executive Compensation.

None;

(1)     On August 29, 1998, 473,250 shares of "unregistered" and
        "restricted" shares of the Company's common stock, were issued for services rendered, as follows:



                No. SHS   ISSUED TO
                -------   -------------------------

                225,000   Magellan Capital Corp.
                 76,500   Magellan Litigation Corp.
                 75,000   Dempsey K. Mork
                 30,750   Randall A. Baker
                 37,500   Robert J. Filiatreaux
                 28,750   Norbert L. Le Boeuf
                -------
                473,250     TOTAL SHARES ISSUED
                =======



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


Item 11. Changes in and disagreements with Auditors on Accounting and Financial Disclosure.

None.

Fair Value of Assets.

The Company currently has no assets and is, therefore, at this time, not subject to FAS No. 121 concerning the impairment of Long Lived Assets which requires an assessment and measurements of these assets.


                           ASIAN FINANCIAL, INC.
                                 PART F/S
                       Index to Financial Statements
                   Report of Certified Public Accountant


Financial Statements
--------------------
  (1) Audited Financial Statements  for 12 months year ended
      December 31, 2003:

      INDEPENDENT AUDITOR'S REPORT

      FINANCIAL STATEMENTS

        Balance Sheets at 12/31/03 and 12/31/2003

        Statements of Operations for Years 2003 and 2002

        Statements of Cash Flows for Years 2003 and 2002

        Statements of Stockholders' Equity from inception
         (August 10, 1998 through 12/31/2003)









David M. Winings, CPA
Palm Desert, CA  92211



To the Board of Directors
Asian Financial, Inc.
Palm Springs, California


I have audited the accompanying balance sheet of Asian Financial, Inc. (a Nevada Corporation) as of December 31, 2003 and the related statements of income and retained earnings, and cash flows for the twelve months ended December 31, 2003.


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


In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Financial, Inc as of December 31, 2003, and the results of its operations and its cash flows for the year ended then ended in conformity with generally accepted accounting principles.








/s/ David M. Winings
Palm Desert, California
March 26, 2004


                            ASIAN FINANCIAL, INC.
                               BALANCE SHEET
                             December 31, 2003

                                        AUDITED         AUDITED
2003            2002
                                        -------         -------
                      ASSETS
                      ======

CURRENT ASSETS
  CASH IN BANK                         $    -0-        $    -0-

PROPERTY AND EQUIPMENT                      -0-             -0-

OTHER ASSETS                                -0-             -0-
                                         ------          ------
  TOTAL ASSETS                         $    -0-        $    -0-
                                         ======          ======


LIABILITIES AND SHAREHOLDERS' EQUITY
====================================
 LIABILITIES
  CURRENT LIABILITIES (NOTE 4)         $ 50,000        $ 50,000

  LONG TERM LIABILITIES                     -0-             -0-
                                         ------          ------
  TOTAL LIABILITIES                      50,000          50,000
                                         ------          ------
SHARE HOLDERS' EQUITY (NOTE  2)
=====================
  PREFERRED STOCK, PAR VALUE $.001;
   1,000,000 AUTHORIZED; -0- SHARES
   ISSUED AND OUTSTANDING AT
   12/31/2003 AND 12/31/2002                -0-             -0-

  COMMON STOCK, PAR VALUE $.001;
   100,000,000 AUTHORIZED; 1,500,000
   SHARES ISSUED AND OUTSTANDING
   AT 12/31/2003 AND 12/31/2002           1,500           1,500

  RETAINED EARNINGS (DEFICIT)           (51,500)        (51,500)
                                         ------          ------
  TOTAL SHAREHOLDERS' EQUITY(DEFICIT)   (50,000)        (50,000)
                                         ------          ------
  TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY              $    -0-        $    -0-
                                         ======          ======



The accompanying notes are an integral part of these financial statements.


                      ASIAN FINANCIAL, INC.
            STATEMENT OF INCOME AND RETAINED EARNINGS
         For the Years Ended December 31, 2003 and 2002



                                      AUDITED      AUDITED
                                        2003         2002
                                      -------      -------


  REVENUES                          $    -0-     $    -0-

  EXPENSES
   Administrative Support Services       -0-       10,000

     Office Expense                      -0-          897
                                      ------        -----
     Total Expenses                      -0-       10,897

  INCOME (LOSS) BEFORE TAXES         (   -0-)    $(10,897)

  INCOME TAXES                           -0-          -0-
                                      ------       ------
  NET INCOME (LOSS)                 $(   -0-)     (10,897)

  BEGINNING RETAINED EARNINGS/
     (DEFICIT)                       (51,500)     (40,603)

  DIVIDENDS                             -0-           -0-
                                      ------       ------
  ENDING RETAINED EARNINGS/
     (DEFICIT)                      $(51,500)    $(51,500)
                                      ======       ======

PER SHARE INFORMATION

BASIC INCOME(LOSS) PER COMMON SHARE  $(0.000)     $(0.007)
                                       -----        -----
 BASIC WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING   1,500,000    1,500,000
                                    =========    =========

DILUTED INCOME(LOSS) PER COMMON SH   $(0.000)     $(0.007)
                                       -----        -----
 DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING   1,500,000    1,500,000
                                    =========    =========



The accompanying notes are an integral part of these financial statements.




                ASIAN FINANCIAL, INC.
              STATEMENT OF CASH FLOWS
     For the Years Ended December 31, 2003 and 2002




                                        AUDITED     AUDITED
                                          2001        2001
                                        -------     -------


CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                      $    -0-    $(10,897)
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES/INCREASE IN LIABILITIES        -0-      10,000
                                         ------      ------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                      -0-     (   897)

CASH FLOWS FROM INVESTING ACTIVITIES        -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  ISSUE CAPITAL STOCK                       -0-         -0-
                                         ------      ------

NET INCREASE (DECREASE) IN CASH             -0-     (   897)

CASH AT BEGINNING OF YEAR                   -0-         897
                                         ------      ------

CASH AT END OF YEAR                    $    -0-    $    -0-
                                         ======      ======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                          $    -0-    $    -0-
                                         ======      ======

INCOME TAXES PAID                      $    -0-    $    -0-
                                         ======      ======







The accompanying notes are an integral part of these financial statements



                         ASIAN FINANCIAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
              FOR THE 12 MONTHS ENDED DECEMBER 31, 2003


GENERAL:

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the twelve month period ended December 31, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, the Quarterly Reports on Form 10Q-SB for the year 2003 (March 31, June 30, and September 30, 2003) and the prior year Asian Financial Annual Report on Form 10K-SB for the fiscal year ended December 31, 2002.

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

Total shares of Common Stock issued and outstanding were 1,500,000 at the stated par value of $0.001 per share at December 31, 2003 and 2002.


Preferred Stock

No Preferred Stock shares have been issued and none are outstanding from inception (August 10, 1998) through year ending December 31, 2003.

NOTE 3-ASSETS AND WORKING CAPITAL:

As of the current year ended December 31, 2003, the Company has no working capital. The Company has not started operations. The
President/CEO furnishes office space for the Company Headquarters.

NOTE 4-CONVERTIBLE NOTES PAYABLE $50,000 (12/31/2003).

The $50,000 balance at December 31, 2002 represents the final accrual of the $10,000 per year for Management Services rendered on Convertible Promissory Notes for the period (1998-2002). The notes are convertible at a rate of $.05/cents per share at the option of the holder.

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

3.i  Articles of Incorporation
 incorporated by reference

    3.ii By-Laws of Asian Financial, Inc.
 incorporated by reference

    4.i  Form of Specimen of common stock
          incorporated by reference

5.	  Exhibit 99   Certifications pursuant to 18 U.S.C. Section 1350

(B)      REPORTS ON FORM 8-K


None.


ITEM 14.  Principal Accountant Fees and Services.

Audit Fees. The Company incurred aggregate fees and expenses of $500.00 And $ -0-, respectively, from David Winings, C.P.A., for the fiscal years 2003 and 2002 annual audit and for review of the Company's consolidated financial statements included in it Forms 10-QSB for the 2003 and 2002 fiscal year.

Tax Fees. The Company did not incur any tax fees to David Winings, C.P.A., for the fiscal years 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.


All Other Fees. During the 2003 fiscal year, the Company incurred aggregate fees and expenses of $.00 from David Winings, C.P.A., for all other services consisting of other fees and expenses of $0.00 and $0.00. Audit-related fees and expenses were for the audit of the Company accounting consultation and consents. Other fees and expenses were primarily for tax compliance and tax consultation.

The Audit Committee considered whether, and determined that, the auditor's provision of non-audit services was compatible with maintaining the auditor's independence. All of the services described above for fiscal year 2003 and 2002 were approved by the Audit Committee pursuant to its policies and procedures. The Company intends to continue using David Winings, C.P.A., for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions.



                       SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 01, 2004

Asian Financial, Inc.

/s/ Dempsey K. Mork
--------------------------------------------
By:  Dempsey K. Mork, President/CEO-Director


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Signature                    Capacity                    Date


/s/Dempsey K. Mork         President/CEO              5/1/2004
---------------------        Director
Dempsey K. Mork



/s/Norbert LeBoeuf         Chief Financial Officer/   5/1/2004
---------------------        Director




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

   Date:  April 01, 2004

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

4.	The registrants other certifying officers and I are responsible
For establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules l13a-14 and 15d-
14) for the registrant and we have:

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

   Date: April 01, 2004

/s/Norbert LeBoeuf
----------------------------------------
Norbert LeBoeuf, Chief Financial Officer