Form 10QSB
period 2004-03-31
ASIAN FINANCIAL INC
filed 2004-07-16
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                       1,500,000
Title of Class                             Number of Shares Outstanding
                                                at March 31, 2004

No exhibits included.





Item 1. Financial Statements
               Asian Financial, Inc.
                   BALANCE SHEET


                                      March 31,         December 31,
                                        2004                 2003
                                     --------            ------------

              ASSETS
              ======
Current Assets

  Cash                              $     -0-            $      -0-
                                    ---------             ---------
TOTAL ASSETS                       $      -0-            $      -0-
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $   50,000            $   50,000
   Note Payable (NOTE 4)
                                     --------              --------
TOTAL LIABILITIES                  $   50,000            $   50,000
                                     --------              --------
SHAREHOLDERS' EQUITY (NOTES 1 & 2)

 Preferred stock, $0.001 par value:
  1,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  100,000,000 shares authorized;
  issued & outstanding 1,500,000
  at 3/31/04 and 12/31/03               1,500                 1,500

 Retained earnings/(accum. deficit) (  50,500)           (   50,500)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(  50,000)         $ (   50,000)
                                     --------              --------

TOTAL LIABILITIES & EQUITY         $      -0-          $        897
                                     ========              ========



The accompanying notes are an integral part of these financial statements



                    Asian Financial, Inc.
                   STATEMENT OF OPERATIONS
For Three Months and Year To Date Period Ending March 31,
                        2004 and 2003


                               Three Months Ended  Year to Date Ending
                                   March 31,             March 31,
                                2004        2003      2004       2003

Revenues                     $   -0-    $    -0-   $   -0-   $    -0-

General and administrative
 Expenses:
   Misc Office Expenses          -0-         897       -0-        897
   Admin Support Services        -0-      10,000       -0-     10,000
                               -----      ------     -----     ------
Income/(oss) from
  Operations                 $   -0-    $(10,897)  $   -0-   $(10,897)


Other income/(expenses)          -0-         -0-       -0-       -0-
                               -----      ------     -----     ------
Gain (loss) from
  Continuing operations      $   -0-    $(10,897)  $   -0-   $(10,897)

Gain (loss) from
  Discontinued operations        -0-         -0-       -0-        -0-
                               -----      ------     -----     ------
Net income (loss)            $   -0-   $ (10,897)  $   -0-   $(10,897)
                               =====      ======     =====     ======
Per share information:
- - ----------------------
Basic (loss) per common share
 Continuing operations         $(0.000)   $(0.007)  $(0.000)  $(0.007)
                                ------     ------    ------    ------
 Discontinued operations       $(0.000)   $(0.000)  $(0.000)  $(0.000)
                                ------     ------    ------    ------
Basic weighted average number
 common stock shs outstanding 1,500,000  1,500,000 1,500,000 1,500,000
                              =========  ========= ========= =========
Diluted (loss) per common shs
 Continuing operations         $(0.000)   $(0.007)  $(0.000)  $(0.007)
                                ------     ------    ------    ------
 Discontinued operations       $(0.000)   $(0.000)  $(0.000)  $(0.000)
                                ------     ------    ------    ------
Diluted weighted average number
 common stock shs outstanding 1,500,000  1,500,000 1,500,000 1,500,000
                              =========  ========= ========= =========

The accompanying notes are an integral part of these financial statements




                    Asian Financial, Inc.
                   STATEMENT OF CASH FLOWS
For Three Months and Year to Date Period Ending March 31,
                        2004 and 2003



                               Three Months Ended  Year To Date Ending
                                     March 31,          March 31,
                                  2004      2003     2004       2003
                                  ----    ------     ----    -------


Operating Activities:
 Net income (loss)               $ -0-  $(10,897)   $ -0-   $(10,897)

Cash provided(used) changes in:
  current assets/decr(incr) &
  current liabilities/(decr)incr   -0-    10,000      -0-     10,000
                                  ----    ------     ----     ------
Net cash provided (used) by
     Operating activities        $ -0-  $(   897)   $ -0-   $(   897)

Cash provided (used) by
     Financing activities        $ -0-  $    -0-    $ -0-   $    -0-


Cash provided (used) by
     Investing activities        $ -0-  $    -0-    $ -0-   $    -0-
                                  ----    ------     ----     ------
Net increase (decrease) in       $ -0-  $(   897)   $ -0-   $(   897)

CASH, BEGINNING OF PERIOD        $ -0-  $    897    $ -0-   $    897
                                  ----    ------     ----     ------
CASH, END OF PERIOD              $ -0-  $    -0-    $ -0-   $    -0-
                                  ====    ======     ====     ======


The accompanying notes are an integral part of these financial statements



           Asian Financial, Inc.
              FINANCIAL NOTES
   PERIOD ENDING THREE MONTHS MARCH 31, 2004

GENERAL.

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended March 31, 2004 should be read in conjunction with the financial statements and notes thereto included in this report, the Asian Financial, Inc.'s Annual Report on Form 10-KSB for fiscal year ended December 31, 2003, and, the quarterly reports on form 10-QSB for the periods March 31, 2003, June 30, 2003 and September 30, 2003.

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

There are no Preferred Shares issued or outstanding from inception (August 10, 1998) through the period ended March 31, 2004.



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

NOTE 3-ASSETS AND WORKING CAPITAL

As of the period ending March 31, 2004 and the prior year ended
December 31, 2003, the Company has no assets and no working capital. The Company has not started operations. The President/CEO furnishes space for the Company Headquarters.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

The $50,000 balance at March 31, 2004 and the prior year ended December 31, 2003 represents a $10,000 yearly accrual for Management Services covering a 5-year period (1999 to 2004). These notes are convertible at a rate of $.05/cents per share at the option of the holder.

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

For the three month and year to date March 31, 2004, the Company did not pursue any financing activities.

For the three month and year to date March 31, 2004, the Company did not pursue any investing activities.


Results of Operations.

For the three month and year to date period ended March 31, 2004, Asian Financial has not received any revenues from operations.

General and administrative expenses for the three months ended March 31, 2004 were $-0-, resulting in a (loss) from operations of $(-0-).



                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  July 16, 2004

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

Date:  July 16, 2004

/s/Dempsey Mork
- --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the Chief Executive Officer and Chief Financial Officer of Asian Financial, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the Quarterly report on Form 10-Q of the Company for the quarterly period ended March 31, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 16, 2004

/s/ Dempsey Mork
- - --------------------
Chief Executive Officer and Chief Financial Officer