Form 10QSB
period 2004-06-30
ASIAN FINANCIAL INC
filed 2004-07-19
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                       1,500,000
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2004

No exhibits included.



Item 1. Financial Statements
               Asian Financial, Inc.
                   BALANCE SHEET


                                     June 30,            December 31,
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
                                     ========              ========



The accompanying notes are an integral part of these financial statements




                    Asian Financial, Inc.
                   STATEMENT OF OPERATIONS
For Three and Six Month Year to date periods Ending June 30,
                        2004 and 2003


                               Three Months Ended  Year to Date Ending
                                    June 30,              June 30,
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
                              =========  ========= ========= =========

The accompanying notes are an integral part of these financial statements



                    Asian Financial, Inc.
                   STATEMENT OF CASH FLOWS
For Three and Six Month Year to Date Periods Ending June 30,
                        2004 and 2003



                               Three Months Ended  Year To Date Ending
                                     June 30,           June 30,
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
                                  ====    ======     ====     ======


The accompanying notes are an integral part of these financial statements


           Asian Financial, Inc.
              FINANCIAL NOTES
        PERIOD ENDING JUNE 30, 2004

GENERAL.

The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six month period ended June 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report and the Asian Financial, Inc.'s Annual Report on Form 10-KSB for fiscal year ended December 31, 2003.

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

The total shares of Common Stock authorized and issued as of June 30, 2004 and the prior year ending December 31, 2003 were 1,500,000, at a total value of $1,500.00.

There are no Preferred Shares issued or outstanding from inception (August 10, 1998) through the period ended June 30, 2004.

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

NOTE 3-ASSETS AND WORKING CAPITAL

As of the period ending June 30, 2004 and the prior year ended December 31, 2003, the Company has no assets and no working capital. The
Company has not started operations. The President/CEO furnishes space for the Company Headquarters.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

The $50,000 balance at June 30, 2004 and the prior year ended December 31, 2003 represents a $10,000 yearly accrual for Management Services covering a 5-year period (1999 to 2004). These notes are convertible at a rate of $.05/cents per share at the option of the holder.

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


Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The outstanding convertible notes of the company have recently been
converted.    As a result of such conversion, Robert Filiatresux
recieved 888,400 shares of the company which would make him an affiliate of the Company.

The Company has not commenced operations and has no working capital.

Capital and Source of Liquidity.   Asian Financial does not expect to
purchase any plant or significant equipment.

Other than incidental costs mentioned previously in Financial Note 5 that pertain to maintaining the Company's legal registration, there are no major cash requirements.

For the three and six month year to date June 30, 2004, the Company did not pursue any financing activities.

For the three and six month year to date June 30, 2004, the Company did not pursue any investing activities.

Results of Operations.

For the three and six month year to date June 30, 2004, the Company did not receive any revenues from operations.

General and administrative expenses for the three and six month year to date June 30, 2004 were $-0-, resulting in a (loss) from operations of $(-0-).

General and administrative expenses for the three and six month year to date June 30, 2003 were $10,897, resulting in a loss from operations of ($10,897).

Evaluation of Disclosure Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2004 (the evaluation date).

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

Date:  July 16, 2004

/s/Dempsey Mork
- --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer






CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the Chief Executive Officer and Chief Financial Officer of Asian Financial, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the Quarterly report on Form 10-Q of the Company for the quarterly period ended June 30, 2004 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 16, 2004

/s/ Dempsey Mork
- - --------------------
Chief Executive Officer and Chief Financial Officer