Form 10QSB/A
period 2004-06-30
ASIAN FINANCIAL INC
filed 2004-07-30
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB/A

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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                       2,500,000
Title of Class                             Number of Shares Outstanding
                                                at July 30, 2004

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
                                   ==========            ==========

LIABILITIES & SHAREHOLDERS' EQUITY
==================================
Current liabilities:
 Convertible Promissory            $       -0-           $      -0-
   Note Payable (NOTE 4)
                                     --------              --------
TOTAL LIABILITIES                  $       -0-           $      -0-
                                     --------              --------
SHAREHOLDERS' EQUITY (NOTES 1 and 2)

 Preferred stock, $0.001 par value:
  1,000,000 shares authorized;
  no shares issued and outstanding $      -0-          $        -0-

 Common stock, $0.001 par value:
  100,000,000 shares authorized;
  issued & outstanding 1,500,000
  at 6/30/04 and 12/31/03               1,500                 1,500
    (2,500,000 outstanding at
         7/30/2004)


 Retained earnings/(accum. deficit) (   1,500)           (    1,500)
                                     --------              --------
TOTAL SHAREHOLDERS' EQUITY(DEFICIT)$(   1,500)         $ (    1,500)
                                     --------              --------

TOTAL LIABILITIES and EQUITY       $      -0-          $        -0-
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
- - - ----------------------
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





















Item 2. MANAGEMENTS DISSCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The outstanding convertible notes of the company have recently been
converted.    As a result of such conversion, Robert Filiatresux
recieved 888,400 shares of the company which would make him an affiliate of the Company. Mr. Dempsey Mork recieved 111,600.

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

Date:  July 30, 2004

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

Date:  July 30, 2004

/s/Dempsey Mork
- - --------------------------
Dempsey Mork
Chief Executive Officer
Chief Financial Officer






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

Date: July 30, 2004

/s/ Dempsey Mork
- - - --------------------
Chief Executive Officer and Chief Financial Officer