Form 10-Q
period 2003-09-30
ASIAN FINANCIAL INC
filed 2005-09-16
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

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


ASIAN FINANCIAL, INC.
(A Development Stage Company)
BALANCE SHEET
September 30, 2003
(UNAUDITED)


ASSETS

Total assets                   	$	-


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities	$	-

Long-term liabilities:
Notes payable - related parties (note 4)          		57,500

Total liabilities		57,500

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 1,000,000 shares
   authorized; no shares issued and outstanding		-

Common stock; $0.001 par value; 100,000,000 shares
   authorized; 1,500,000 shares issued and outstanding		1,500

Additional paid-in capital		-
Deficit accumulated during development stage		(59,000)

Total stockholders' deficit		(57,500)

Total liabilities and stockholders' deficit	$	-







See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(UNAUDITED)



















Cumulative









from Inception

For the Three Months Ended

For the Nine Months Ended

(August 10, 1998)

September 30,

September 30,

to September 30,

2003

2002

2003

2002

2003










Revenues
 $                        -

 $                        -

 $                       -

 $                     -

 $                      -




















Operating expenses
                   2,500

                   2,500

                   7,500

                  8,397

                 59,000










             Net loss from operations
                   2,500

                   2,500

                   7,500

                  8,397

                 59,000










Other income (expense)
                          -

                           -

                          -

                         -

                          -










Net loss
 $              (2,500)

 $              (2,500)

 $              (7,500)

 $            (8,397)

 $            (59,000)










Net loss per share
 $                (0.00)

$                 (0.00)

 $                (0.01)

 $              (0.01)










Weighted average








   common shares








   outstanding
            1,500,000

            1,500,000

            1,500,000

           1,500,000




















See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)







   Cumulative

For the Nine Months Ended
 from Inception





September 30,
  (August 10,
1998) to





2003

2002



September 30,
2003








Operating Activities







   Net income (loss)
$        (7,500)

$          (8,397)



$           (59,000)








Adjustments to reconcile net loss to







   net cash used in operations:







   Issuance of shares for services rendered
-

-



473
   Issuance of notes payable to related parties







      for services rendered
7,500

7,500



57,500








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

Supplemental information







Non-cash investing and financing activities:







Issuance of notes payable to related parties







   for services rendered
$             7,500

$             7,500



$              57,500

See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003 and 2002, and the
Period of August 10, 1998 (Inception) through September 30,
2003
(UNAUDITED)


The condensed financial statements of Asian Financial, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the nine months ended September 30, 2003 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. No cash was paid for interest for the nine months ended September 30, 2003 or 2002. During the nine months ended September 30, 2003 and 2002, the Company paid $0 in interest and income taxes.

ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003 and 2002, and the
Period of August 10, 1998 (Inception) through September 30,
2003
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the nine months ended September 30, 2003 and 2002.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The
Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $59,000 expiring in the years 2018 through 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $23,600 and has been offset by a full valuation allowance, which increased by $3,000 and $3,359 during the nine months ended September 30, 2003 and 2002, respectively.







ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003 and 2002, and the
Period of August 10, 1998 (Inception) through September 30,
2003
(UNAUDITED)


NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including
Officers/Directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 1,500,000 at September 30, 2003 and 2002.

No preferred stock has been issued and none is outstanding as of September 30, 2003 or 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at September 30, 2003. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due
December 31, 2008.

The Company accrued $7,500 during the nine months ending
September 30, 2003 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 375,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due
December 31, 2008.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.



ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Nine Months Ended September 30, 2003 and 2002, and the
Period of August 10, 1998 (Inception) through September 30,
2003
(UNAUDITED)


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

For the nine months ended September 30, 2003 and 2002, the Company did not pursue any investing activities.

Results of Operations.
For the nine months ended September 30, 2003 and 2002, the Company did not earn any revenues from operations.

General and administrative expenses for the nine months ended
September 30, 2003 and 2002 were $7,500 and $8,397,
respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended September 30, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2003 (the evaluation date).

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

Date:  September 9, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer




Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial, Inc. (the "Company") on Form 10-QSB for the period ending
September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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


/s/Dempsey Mork
- -----------------------------
Dempsey Mork
President, Chief Executive Officer, Director

September 9, 2005



Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial, Inc. (the "Company") on Form 10-QSB for the period ending
September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
September 9, 2005