Form 10-K
period 2003-12-31
ASIAN FINANCIAL INC
filed 2005-09-16
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from

__________________ to ____________________.


Commission File Number 000-27129

Asian Financial, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Wyoming                      	             91-1922225
      (State or other Jurisdiction of  	   	    (I.R.S.
Employer
      Incorporation or Organization)     		Identification
Number)

851625 Desert Club Dr. Suite 207, La Quinta, CA
92253
      (Address of principal executive office)          		(Zip
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

Common Stock

On August 20, 1998, 473,250 shares of common stock were issued to individuals for services rendered, at par for a total of $473.25.

On December 20, 1998, 1,026,750 shares of common stock were sold at par of $0.001 per share, for a total value of $1,026.75.

As of December 31, 2003 and 2002, there were 1,500,000 common shares issued and outstanding.

Preferred Stock

No preferred stock has been issued since inception (August 10, 1998) through the years ended December 31, 2003 and 2002.

Item 2. Description of property

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3. Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None




Part II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Company's securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2003, there were 1,500,000 common shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 52 shareholders at September 9, 2005.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

No significant business activity was conducted by the Company during the fiscal year 2003. As a result, no income was earned by the Company in 2003 and there was no cash in the bank at the end of the year.

The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire.
The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business.

The Company does not intend to make any loans to any prospective merger or acquisition candidate, or to any unaffiliated third parties.

The officers and directors of the Company are currently involved in other activities and will devote only a portion of their time to the specific business affairs of the Company until such time as a merger or acquisition candidate has been determined. At such a time, they expect to spend the necessary time and effort to investigate and finalize any merger or acquisition.

The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and the target company.

Plan of Operation

The Company has not engaged in any material operations or had any revenues from operations during the past two fiscal years. The Company incurred management and operating expenses totaling
$10,000 and $0 during 2003 and 2002, respectively.

We do not expect to purchase any significant equipment for the foreseeable future.

We do not expect any significant changes in the number of employees in the next twelve months.

We do not currently provide any services and have not generated any revenues, and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal operating budget. We intend to limit our operations to seeking merger and acquisition candidates.

Item 7.  Financial Statements.

See financial statements.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

On September 8, 2005, the Company filed a Form 8-K indicating the replacement of its previous auditor, Mr. David Winings, CPA, Palm Desert, CA, with Child, Sullivan & Co., Certified Public Accountants, Kaysville, UT. This change was made in order to comply with SEC Regulations, which require that all public companies have a PCAOB registered accountant audit and certify year-end financial statements. Mr. Winings was not registered with the PCAOB. There were no disagreements between the Company and Mr. Winings.

Item 8a.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2003 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2003, the evaluation date.

There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.


Item 8b.  Other Information

None

PART III
Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:
                                           			Date of		Date of
                                        	 		Election or   	Termination or
Name               	Positions Held		Designation   	Resignation

Dempsey K. Mork	President/CEO/Director	8/10/1998        	N/A

Norbert L. LeBoeuf	CFO/Director     		12/15/2001	N/A


Business Experience of Directors/Executive Officers:

Mr. Mork has been the majority shareholder, President, Chief Executive Officer/Director of Asian Financial, Inc. since 1998. For the past eight years, he has been an officer/director of Magellan Capital Corporation; Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital Group, Inc., Knickerbocker Capital Corporation and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Asian Financial, Inc. business.

Mr. Norbert LeBoeuf is a shareholder, officer/director of Asian Financial, Inc. He has been responsible for all accounting and tax functions for all companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal/Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He is also an officer/director of Knickerbocker Capital Corporation, Silver Bow Antique Aviation, Northstar Ventures,
Animal Cloning Sciences, and Apex Capital Group, Inc., and will spend approximately 20 hours per month on Asian Financial, Inc. business.

Significant Employees.
The Company has no employees who are not executive officers.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10-KSB as Exhibit 14.1.

Item 10.  Executive Compensation

On August 20, 1998, 473,250 shares of "unregistered" and
"restricted" shares of the Company's common stock, were issued for services rendered, as follows:

             # SHARES        ISSUED TO
                ---------   -------------------------

                225,000   Magellan Capital Corp.
                 76,500    Magellan Litigation Corp.
                 75,000    Dempsey K. Mork
                 30,750    Randall A. Baker
                 37,500    Robert J. Filiatreaux
                 28,500    Norbert L. Le Boeuf
                ---------
                473,250     TOTAL SHARES ISSUED
                ======

There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,500,000 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

	                                   	 Number of Shares
	Percentage
Name and Address                   	Beneficially Owned
of Class
-----------------------------------------   ----------------------------
----------
LISTING 473,250 SHS ISSUED 8/20/98:

Dempsey K.  Mork                         		75,000*
5.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)

Norbert L. LeBoeuf                        		28,500
1.90%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)             		---------             ------
  Sub-total Officers/Directors           		103,500
6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:

Randall A. Baker                        		30,750
2.05%
P.O. Box 1025
Morongo Valle, CA 92256

Robert Filiatreaux                       		37,500
2.50%
77545 Chillon
La Quinta, CA 92253

Magellan Capital Corp.                   		225,000
15.00%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
Magellan Litigation Services              	76,500               5.10
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
                    		---------             ------

Total shares issued 8/20/98              		473,250
31.55%
    for services rendered              		---------             ------

LISTING OF 1,026,750 SHS SOLD 12/20/98:

Magellan Capital Corp.
Dempsey K. Mork
Pension Plan and Trust                  		450,000*
30.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Magellan Capital Corp.
Dempsey K. Mork
Profit Sharing Plan and Trust          		 450,000*
30.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Shares sold to other individuals         		126,750
8.45%
                                       			---------             ------
Total shares sold 12/20/98              		1,026,750
68.45%
                                       			---------             ------
 TOTAL SHS ISSUED FROM INCEPTION
   (8/10/98) THROUGH 12/31/03		1,500,000
100.00%
                                       			=========
======

*Beneficial ownership/Dempsey K. Mork    975,000*
65.00%
                                         			=======
=====

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:


	Number of Shares	Percent
	Beneficially Owned		1,500,000 SHS.
Name and Address                 as of 08/31/05        Outstanding
--------------------           ------------------      -------------
Dempsey K. Mork                     975,000*              65.00%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Norbert L. Le Boeuf                  28,500                1.90%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
                                  ---------               -----
     Totals:                      1,003,500               66.90%
                                  =========               =====

 Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at December 31, 2003. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due
December 31, 2008.

The Company accrued $10,000 during 2003 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 500,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

Item 13.  Exhibits and Reports on Form 8-K

(a)	The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.
--------------

3.1	Articles of Incorporation (Incorporated by reference from
Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on August 24, 1999).

3.2	Bylaws (Incorporated by reference from Registration
Statement on Form 10-SB filed with the Securities and Exchange Commission on August 24, 1999).

14.1	Code of Ethics

31.1 Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Corporation did not file any reports on Form 8-K
during the quarter ended December 31, 2003.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees incurred during the years ended December 31, 2003 and 2002 for professional services rendered by our principal accountant, Child, Sullivan & Company, for the audits of our annual financial statements and review of our quarterly financial statements is $0. During 2005, the Company incurred fees for the annual audits and quarterly reviews for the years ended December 31, 2003 and 2002 that approximate $2,200 and $0, respectively.

The aggregate fees incurred for the years ended December 31, 2003 and 2002 for professional services rendered by our former principal accountant, David Winings, CPA, for the audits of our annual financial statements and review of our quarterly financial statements was $500 and $0, for 2003 and 2002, respectively.

Audit-Related Fees

The Company did not incur any fees for the years ended December
31, 2003 or 2002 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the "Audit Fees" disclosure above.

Tax Fees

The Company did not incur any fees for the years ended December
31, 2003 and 2002 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ended December 31, 2003 or 2002 for professional services rendered by our auditors for all other services not disclosed above.



SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  September 9, 2005

Asian Financial, Inc.

By:  /s/  Dempsey Mork
-------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
-------------------------------------
Norbert L. LeBoeuf
CFO



ASIAN FINANCIAL, INC.
(A Development Stage Company)

Financial Statements

December 31, 2003 and 2002




Report of Independent Registered Public Accounting
Firm....................................1

Financial Statements:

Balance Sheet as of December 31,
2003.......................................................... 2

Statements of Operations for
the years ended December
31, 2003 and 2002, and
cumulative from
inception (August 10, 1998) to December 31,
2003.............................................3

Statements of Changes in
Stockholders' Deficit
cumulative from inception
(August 10, 1998) to
December 31,
2003...........................................................................
.........4

Statements of Cash Flows for
the years ended December
31, 2003 and 2002, and
cumulative from
inception (August 10, 1998) to December 31,
2003.............................................5

Notes to the Financial
Statements............................................................... 6-8
























Report of Independent Registered Public Accounting Firm


To the Board of Directors
Asian Financial, Inc.

We have audited the balance sheet of Asian Financial, Inc. (a development stage company) (the Company) as of December 31, 2003, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. The financial statements for the period of August 10, 1998 (inception) through December 31, 2002 were audited by another auditor, who expressed an unqualified opinion in his audit report dated March 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations.
These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Child, Sullivan & Company
Kaysville, Utah
August 31, 2005

ASIAN FINANCIAL, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2003


ASSETS

Total assets                   	$	-


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities	$	-

Long-term liabilities:
Notes payable - related parties (note 4)          		60,000

Total liabilities		60,000

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 1,000,000 shares
   authorized; no shares issued and outstanding		-

Common stock; $0.001 par value; 100,000,000 shares
   authorized; 1,500,000 shares issued and outstanding		1,500

Additional paid-in capital		-
Deficit accumulated during development stage		(61,500)

Total stockholders' deficit		(60,000)

Total liabilities and stockholders' deficit	$	-








See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



							 Cumulative from

For the Year Ended

Inception

December 31,

 (August 10, 1998) to

2003

2002

December 31, 2003










Revenues
 $                      -

 $                       -

 $                              -










Operating expenses
               10,000

                 10,897

                       61,500










Net loss from operations
(10,000)

              (10,897)

                    (61,500)










Other income (expense)
-

-

-










Net loss
$             (10,000)

$            (10,897)

$                   (61,500)










Net income (loss) per share
 $                (0.01)

 $                (0.01)












Weighted average number







   common shares outstanding
             1,500,000

            1,500,000





















See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIT









Deficit












Accumulated










Additional


During





Common


Paid-In


Development



Shares

Stock


Capital


Stage

Total












Balance, August 10, 1998











   (date of inception)
                 -

 $            -


 $                   -


 $                   -

 $                   -












Shares issued for services
473,250

473


 -


    --

    473
Shares issued for cash
1,026,750

1,027


-


-

1,027
Net loss
-

-


-


(10,473)

(10,473)












Balance, December 31, 1998
1,500,000

1,500


-


(10,473)

(8,973)












Net loss
-

-


-


(10,000)

(10,000)












Balance, December 31, 1999
1,500,000

1,500


-


(20,473)

(18,973)












Net loss
-

-


-


(10,130)

(10,130)












Balance, December 31, 2000
    1,500,000

       1,500


       -


(30,603)

(29,103)












Net loss








       (10,000)

    (10,000)












Balance, December 31, 2001
1,500,000

       1,500


    -


       (40,603)

     (39,103)












Net loss
-

-


-


(10,897)

(10,897)












Balance, December 31, 2002
1,500,000

1,500


-


(51,500)

(50,000)












Net loss
-

-


-


(10,000)

(10,000)












Balance, December 31, 2003
  1,500,000

 $    1,500


$                    -


 $       (61,500)

 $       (60,000)








ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS








C Cumulative

For the Year Ended
from Inception





December 31,
(August 10, 1998)





2003

2002



to December 31,
2003








Operating Activities







   Net income (loss)
$        (10,000)

$        (10,897)



$           (61,500)








Adjustments to reconcile net loss to







       net cash used in operations:







   Issuance of shares for services rendered
-

-



473
   Issuance of notes payable to related parties







      for services rendered
10,000

10,000



60,000








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








Supplemental information







Non-cash investing and financing activities:







Issuance of notes payable to related parties







    for services rendered
$          10,000

$          10,000



$             60,000

See accompanying notes to the financial statements.

ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002, and for the
Period of August 10, 1998 (Inception) through December 31,
2003


NOTE 1 - ORGANIZATION AND BUSINESS PLAN

Asian Financial, Inc. (the Company) was incorporated under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity.

The Articles of Incorporation authorized the Company to issue
100,000,000 shares of common stock and 1,000,000 shares of preferred stock, both with a par value $0.001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES

Development Stage Company
The Company is considered a 'Development Stage Company' as defined in SFAS 7, "Accounting and Reporting by Development Stage Companies." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the years ended December 31, 2003 and 2002. During the years ended December 31, 2003 and 2002, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2003 and 2002.

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





ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002, and for the
Period of August 10, 1998 (Inception) through December 31,
2003


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The
Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $61,500 expiring in the years 2018 through 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $24,600 and has been offset by a full valuation allowance, which increased by $4,000 and $4,359 during the years ended December 31, 2003 and 2002, respectively.

NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including
Officers/Directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 1,500,000 at December 31, 2003 and 2002.

No preferred stock has been issued and none are outstanding as of December 31, 2003 or 2002.






ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002, and for the
Period of August 10, 1998 (Inception) through December 31,
2003


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at December 31, 2003. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due
December 31, 2008.

The Company accrued $10,000 during 2003 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 500,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002, and for the
Period of August 10, 1998 (Inception) through December 31,
2003


NOTE 5 - GOING CONCERN AND INCIDENTAL COSTS
(Continued)

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




EXHIBIT 14.1

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Asian Financial Corp ("the
Company") to promote honest and ethical conduct, proper disclosure of financial information in the Company's reports, and compliance with applicable laws, rules and regulations by the Company's senior officers who have financial responsibilities.

Applicability
As used in this code, the term Senior Financial Officer means the Corporation's Chief Executive Officer, Chief Financial Officer and Controller.

Principles and Practices
In performing his or her duties, each of the Senior Financial
Officers must:

Maintain high standards of honest and ethical conduct and avoid any actual or apparent conflict of interest.

Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict.

Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

Comply and take all reasonable actions to cause others to comply with applicable government laws, rules, and

Promptly report violations to the appropriate committee of the Board of Directors.

Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Company's
Directors, officers, and employees generally.

Waiver
Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and ExchangeCommission.

Compliance and Accountability
The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:


/s/  Dempsey Mork            Date:  September 9, 2005
-----------------------            ---------------------
Dempsey Mork
President
Chief Executive Officer
Director


/s/  Norbert LeBoeuf          Date: September 9, 2005
------------------------          --------------------
Chief Financial Officer
Director


CERTIFICATIONS
Exhibit 31.1

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

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

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

Date:  September 9, 2005

/s/ Dempsey K. Mork
   ------------------------
Dempsey K. Mork
President/Chief Executive Officer


Exhibit 31.2

I, Norbert L. LeBoeuf, certify that:

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

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15e and 15d-15e) for the registrant and we have:

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

Date: September 9, 2005

/s/Norbert L. LeBoeuf
----------------------------------------
Norbert L. LeBoeuf, Chief Financial Officer



Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Dempsey K. Mork, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Asian Financial, Inc. on Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Asian Financial, Inc.

Date: September 9, 2005

/s/ Dempsey K. Mork
   ------------------------------
Dempsey K.  Mork
President/Chief Executive Officer



Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Norbert L. LeBoeuf, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Asian Financial, Inc. on Form 10-KSB for the year ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Asian Financial, Inc.

Date: September 9, 2005

/s/ Norbert L. LeBoeuf
   ------------------------------
Norbert L. LeBoeuf
Chief Financial Officer