Form 10-K
period 2004-12-31
ASIAN FINANCIAL INC
filed 2005-09-16
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

As of December 31, 2004 and 2003, there were 1,500,000 common shares issued and outstanding.

Preferred Stock

No preferred stock has been issued since inception (August 10, 1998) through the years ended December 31, 2004 and 2003.

Item 2. Description of property

The Company currently has no assets or property. The Company's headquarters are furnished by Mr. Dempsey Mork, President/CEO.

Item 3. Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None




Part II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Company's securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2004, there were 1,500,000 common shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 52 shareholders at September 9, 2005.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

No significant business activity was conducted by the Company during the fiscal year 2004. As a result, no income was earned by the Company in 2004 and there was no cash in the bank at the end of the year.

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

Plan of Operation

The Company has not engaged in any material operations or had any revenues from operations during the past two fiscal years. The Company incurred management and operating expenses totaling
$10,000 each of the years ended December 31, 2004 and 2003.

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

Item 8a.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2004 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2004, the evaluation date.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,500,000 Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

	                                   	 Number of Shares
	Percentage
Name and Address                   	Beneficially Owned
of Class
-----------------------------------------   ----------------------------
----------
LISTING 473,250 SHS ISSUED 8/20/98:

Dempsey K.  Mork                         		75,000*
5.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)

Norbert L. LeBoeuf                        		28,500
1.90%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)             		---------             ------
  Sub-total Officers/Directors           		103,500
6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:

Randall A. Baker                        		30,750
2.05%
P.O. Box 1025
Morongo Valle, CA 92256

Robert Filiatreaux                       		37,500
2.50%
77545 Chillon
La Quinta, CA 92253

Magellan Capital Corp.                   		225,000
15.00%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Magellan Litigation Services              	76,500               5.10
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
                    		---------             ------

Total shares issued 8/20/98              		473,250
31.55%
    for services rendered              		---------             ------

LISTING OF 1,026,750 SHS SOLD 12/20/98:

Magellan Capital Corp.
Dempsey K. Mork
Pension Plan and Trust                  		450,000*
30.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Magellan Capital Corp.
Dempsey K. Mork
Profit Sharing Plan and Trust          		 450,000*
30.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Shares sold to other individuals         		126,750
8.45%
                                       			---------             ----
--
Total shares sold 12/20/98              		1,026,750
68.45%
                                       			---------             ----
--
 TOTAL SHS ISSUED FROM INCEPTION
   (8/10/98) THROUGH 12/31/03		1,500,000
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
                                  		=========          =====

 Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at December 31, 2004. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due
December 31, 2008.

The Company has accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

31.1 Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	The Corporation did not file any reports on Form 8-K
during the quarter ended December 31, 2004.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees incurred during the years ended December 31, 2004 and 2003 for professional services rendered by our principal accountant, Child, Sullivan & Company, for the audits of our annual financial statements and review of our quarterly financial statements is $0. During 2005, the Company incurred fees for the annual audits and quarterly reviews of approximately $2,200 for each of the years ended December 31, 2004 and 2003.

The aggregate fees incurred for the years ended December 31, 2004 and 2003 for professional services rendered by our former principal accountant, David Winings, CPA, for the audits of our annual financial statements and review of our quarterly financial statements was $0 and $500, for 2004 and 2003, respectively.

Audit-Related Fees

The Company did not incur any fees for the years ended December
31, 2004 or 2003 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the "Audit Fees" disclosure above.

Tax Fees

The Company did not incur any fees for the years ended December
31, 2004 and 2003 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ended December 31, 2004 or 2003 for professional services rendered by our auditors for all other services not disclosed above.



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

December 31, 2004 and 2003




Report of Independent Registered Public Accounting
Firm....................................1

Financial Statements:

Balance Sheet as of December 31,
2004.......................................................... 2

Statements of Operations for
the years ended December
31, 2004 and 2003, and
cumulative from
inception (August 10, 1998) to December 31,
2004.............................................3

Statements of Changes in
Stockholders' Deficit
cumulative from inception
(August 10, 1998) to
December 31,
2004...........................................................................
.........4

Statements of Cash Flows for
the years ended December
31, 2004 and 2003, and
cumulative from
inception (August 10, 1998) to December 31,
2004.............................................5

Notes to the Financial
Statements............................................................... 6-8























Report of Independent Registered Public Accounting Firm


To the Board of Directors
Asian Financial, Inc.

We have audited the balance sheet of Asian Financial, Inc. (a development stage company) (the Company) as of December 31, 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

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





Child, Sullivan & Company
Kaysville, Utah
August 31, 2005




ASIAN FINANCIAL, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2004


ASSETS

Total assets                   	$	-


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities	$	-

Long-term liabilities:
Notes payable - related parties (note 4)          		70,000

Total liabilities		70,000

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value; 1,000,000 shares
   authorized; no shares issued and outstanding		-

Common stock; $0.001 par value; 100,000,000 shares
   authorized; 1,500,000 shares issued and outstanding		1,500

Additional paid-in capital		-
Deficit accumulated during development stage		(71,500)

Total stockholders' deficit		(70,000)

Total liabilities and stockholders' deficit	$	-








See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS



							 Cumulative from

For the Year Ended

 Inception

December 31,

  (August 10, 1998) to

2004

2003

December 31, 2004







  (UNAUDITED)


Revenues
 $                      -

 $                       -

 $                              -










Operating expenses
               10,000

                 10,000

                       71,500










Net loss from operations
(10,000)

              (10,000)

                    (71,500)










Other income (expense)
-

-

-










Net loss
$             (10,000)

$            (10,000)

$                   (71,500)










Net income (loss) per share
 $                (0.01)

 $                (0.01)












Weighted average number







   common shares outstanding
             1,500,000

            1,500,000





















See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS'
DEFICIT
(UNAUDITED)









Deficit












Accumulated










Additional


During





Common


Paid-In


Development



Shares

Stock


Capital


Stage

Total












Balance, August 10, 1998











   (date of inception)
                 -

 $            -


 $                   -


 $                   -

 $                   -












Shares issued for services
473,250

473


 -


    --

    473
Shares issued for cash
1,026,750

1,027


-


-

1,027
Net loss
-

-


-


(10,473)

(10,473)












Balance, December 31, 1998
1,500,000

1,500


-


(10,473)

(8,973)












Net loss
-

-


-


(10,000)

(10,000)












Balance, December 31, 1999
1,500,000

1,500


-


(20,473)

(18,973)












Net loss
-

-


-


(10,130)

(10,130)












Balance, December 31, 2000
    1,500,000

       1,500


       -


(30,603)

(29,103)












Net loss








       (10,000)

    (10,000)












Balance, December 31, 2001
1,500,000

       1,500


    -


       (40,603)

     (39,103)












Net loss
-

-


-


(10,897)

(10,897)












Balance, December 31, 2002
1,500,000

1,500


-


(51,500)

(50,000)












Net loss
-

-


-


(10,000)

(10,000)












Balance, December 31, 2003
  1,500,000

     1,500


                    -


        (61,500)

        (60,000)












Net loss
-

-


-


(10,000)

(10,000)












Balance, December 31, 2004
  1,500,000

 $    1,500


$                    -


 $       (71,500)

 $       (70,000)



ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS








C Cumulative

For the Year Ended
from Inception





December 31,
(August 10, 1998)





2004

2003



to December 31,
2004







(UNAUDITED)
Operating Activities







   Net income (loss)
$        (10,000)

$        (10,000)



$           (71,500)








Adjustments to reconcile net loss to







       net cash used in operations:







   Issuance of shares for services rendered
-

-



473
   Issuance of notes payable to related parties







      for services rendered
10,000

10,000



70,000








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








Supplemental information







Non-cash investing and financing activities:







Issuance of notes payable to related parties







    for services rendered
$          10,000

$          10,000



$             70,000


See accompanying notes to the financial statements.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of August 10, 1998 (Inception) through December 31,
2004


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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest for the years ended December 31, 2004 and 2003. During the years ended December 31, 2004 and 2003, the Company paid $0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2004 and 2003.

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




ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of August 10, 1998 (Inception) through December 31,
2004
(UNAUDITED)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES (continued)

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The
Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $71,500 expiring in the years 2018 through 2023. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $28,600 and has been offset by a full valuation allowance, which increased by $0 and $4,000 during the years ended December 31, 2004 and 2003, respectively.

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

No preferred stock has been issued and none are outstanding as of March 31, 2004 or 2003.






ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of August 10, 1998 (Inception) through December 31,
2004


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at March 31, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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





ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Years Ended December 31, 2004 and 2003, and for the
Period of August 10, 1998 (Inception) through December 31,
2004


NOTE 5 - GOING CONCERN AND INCIDENTAL COSTS
(Continued)

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

Date: September 9, 2005

/s/Norbert L. LeBoeuf
----------------------------------------
Norbert L. LeBoeuf, Chief Financial Officer




Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Dempsey K. Mork, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Asian Financial, Inc. on Form 10-KSB for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Asian Financial, Inc.

Date: September 9, 2005

/s/ Dempsey K. Mork
   ------------------------------
Dempsey K.  Mork
President/Chief Executive Officer



Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Norbert L. LeBoeuf, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Asian Financial, Inc. on Form 10-KSB for the year ended December 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Asian Financial, Inc.

Date: September 9, 2005

/s/ Norbert L. LeBoeuf
   ------------------------------
Norbert L. LeBoeuf
Chief Financial Officer