Form 10-K/A
period 2004-12-31
ASIAN FINANCIAL INC
filed 2005-12-08
CIK 1086142

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


                     Commission File Number 000-27129

                          Asian Financial, Inc.
    (Exact Name of Small Business Issuer as specified in its charter)

               Wyoming                                          91-1922225
      (State or other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                   Identification Number)

     51625 Desert Club Dr. Suite 207, La Quinta, CA                    92253
     (Address of principal executive office)                        (Zip
Code)

                                  (760) 219-2776
                            (Issuers Telephone Number)

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes                 No       X


Indicate the number of shares outstanding of each of the issuers classes of Common equity, as of the latest practicable date.


Common Stock, $.001 par value                            1,500,000
       Title of Class                         Number of Shares Outstanding
                                                  at September 9, 2005
No exhibits included.
PART I

Item 1.  Description of Business.

Business Development.

Asian Financial, Inc. (the Company) was organized under the laws of the State of
Nevada on August 10, 1998. The Company was incorporated to engage in any Lawful activity.

The Companys articles initially authorized the Company, to issue a total of 100,000,000 shares of common stock, and 1,000,000 preferred, all with par value of $0.001.

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

Item 2. Description of property

The Company currently has no assets or property. The Companys headquarters Are furnished by Mr. Dempsey Mork, President/CEO.

Item 3. Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None




Part II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Companys securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2004, there were 1,500,000 common shares issued and outstanding. No dividends have been declared or paid on the Companys securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 52 shareholders at September 9, 2005.

Item 6.  Managements Discussion and Analysis or Plan of Operation

No significant business activity was conducted by the Company during the fiscal year 2004. As a result, no income was earned by the Company in 2004 and there was no cash in the bank at the end of the year.

The primary activity of the Company will involve seeking merger or Acquisition candidates with whom it can either merge or acquire. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Companys plans are in the conceptual stage only.

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


Item 8b.  Other Information

None

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders (held in November of each year) or until their successors are elected or appointed and qualified, or their prior resignation or termination:
                                             Date of              Date of
                                           Election or      Termination or
Name                  Positions Held       Designation       Resignation
------------------   ------------------   -------------       ------------

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

Mr. Norbert LeBoeuf is a shareholder, officer/director of Asian Financial, Inc. He has been responsible for all accounting and tax functions for all companies with which Mr. Mork has been affiliated. Mr. LeBoeufs professional career includes three years in the U.S. Marine Corps Legal/Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He is also an officer/director of Knickerbocker Capital Corporation, Silver Bow Antique Aviation, Northstar Ventures, Animal Cloning Sciences, and Apex Capital Group, Inc., and will spend approximately 20 hours per month on Asian Financial, Inc. business.

Significant Employees.
The Company has no employees who are not executive officers.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10-KSB as
Exhibit 14.1.

Item 10.  Executive Compensation

On August 20, 1998, 473,250 shares of unregistered and restricted shares of the
Companys common stock, were issued for services rendered, as follows:

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

There are no standard arrangements pursuant to which the Companys directors are compensated for any services provided as director. No additional amounts are payable to the Companys directors for committee participation or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,500,000 Companys common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                  Number of Shares              Percentage
Name and Address                  Beneficially Owned              of Class
------------------------------   ---------------------             -------
LISTING 473,250 SHS ISSUED 8/20/98:

Dempsey K.  Mork                            75,000*              5.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)

Norbert L. LeBoeuf                          28,500               1.90%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)                    ---------             ------
  Sub-total Officers/Directors              103,500               6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:

Randall A. Baker                             30,750               2.05%
P.O. Box 1025
Morongo Valle, CA 92256

Robert Filiatreaux                           37,500               2.50%
77545 Chillon
La Quinta, CA 92253

Magellan Capital Corp.                      225,000              15.00%
51625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Magellan Litigation Services                 76,500               5.10
51625 Desert Club Dr. Suite 207
La Quinta, CA 92253
                                          ---------             ------

Total shares issued 8/20/98                473,250              31.55%
    for services rendered                 ---------             ------

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
                                            =======               =====

The following table sets forth the shareholdings of the Companys directors and executive officers as of the date hereof, to wit:


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
                                   =========          =====

 Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by the
Companys majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at December 31, 2004. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Companys majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Companys officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

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

Audit-Related Fees

The Company did not incur any fees for the years ended December 31, 2004 or 2003 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

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

Asian Financial, Inc.

By:  /s/  Dempsey Mork
-------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
-------------------------------------
Norbert L. LeBoeuf
CFO



ASIAN FINANCIAL, INC.
(A Development Stage Company)

Financial Statements

December 31, 2004 and 2003




Report of Independent Registered Public Accounting Firm..............1

Financial Statements:

Balance Sheet as of December 31, 2004............................... 2

Statements of Operations for the years ended
December 31, 2004 and 2003, and cumulative from
inception (August 10, 1998) to December 31, 2004.....................3

Statements of Changes in Stockholders Deficit
cumulative from inception (August 10, 1998) to
December 31, 2004 ...................................................4

Statements of Cash Flows for the years ended
December 31, 2004 and 2003, and cumulative from
inception (August 10, 1998) to December 31, 2004 ....................5

Notes to the Financial Statements ................................ 6-8























Report of Independent Registered Public Accounting Firm


To the Board of Directors
Asian Financial, Inc.

We have audited the balance sheet of Asian Financial, Inc. (a development stage company) (the Company) as of December 31, 2004, and the related statements of operations, changes in stockholders deficit and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Companys management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Companys ability to meet its obligations and to continue as a going concern. Managements plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Child, Sullivan & Company
Kaysville, Utah
August 31, 2005




                                     ASIAN FINANCIAL, INC.
                                  (A Development Stage Company)
                                        BALANCE SHEET
                                      December 31, 2004


ASSETS

Total assets                                                             $ -


LIABILITIES AND STOCKHOLDERS DEFICIT

LIABILITIES

Current liabilities                                                      $ -

Long-term liabilities:
Notes payable - related parties (note 4)                              70,000

Total liabilities                                                     70,000


STOCKHOLDERS DEFICIT (note 3)

Preferred stock; $0.001 par value; 1,000,000 shares
   authorized; no shares issued and outstanding              -

Common stock; $0.001 par value; 100,000,000 shares
   authorized; 1,500,000 shares issued and outstanding                1,500

Additional paid-in capital              -
Deficit accumulated during development stage                       (71,500)

Total stockholders deficit                                         (70,000)

Total liabilities and stockholders deficit                              $ -










See accompanying notes to the financial statements.
                                   ASIAN FINANCIAL, INC.
                                (A Development Stage Company)
                                   STATEMENTS OF OPERATIONS



                                                                    Cumulative from
                                      For the Year Ended               Inception
                                          December 31,                (August 10,
                                                                       1998) to
                                   2004              2003              December 31,
                                                                          2004
                                                                       (UNAUDITED)
Revenues                            $$ -                $-

Operating expenses               10,000            10,000               71,500

Net loss from operations        (10,000)          (10,000)             (71,500)

Other income (expense)       -              -              -
Net loss                       $(10,000)         $(10,000)            $(71,500)

Net income (loss) per share     $(0.01)          $(0.01)

Weighted average number
   common shares outstanding  1,500,000         1,500,000












See accompanying notes to the financial statements.

                                       ASIAN FINANCIAL, INC.
                                    (A Development Stage Company)
                          STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
                                            (UNAUDITED)

                                                                                                  Deficit
                                                                                                Accumulated
                                                                   Additional                     During
                                               Common               Paid-In                     Development
                                Shares         Stock                Capital                        Stage         Total
Balance, August 10, 1998
   (date of inception)          -               $-                  $ -                              -           $ -
Shares issued for services    473,250           473                      -                         -              473
Shares issued for cash       1,026,750         1,027                             -                     -        1,027
Net loss       -              -                     -                                             (10,473)   (10,473)

Balance, December 31, 1998   1,500,000         1,500                        -                     (10,473)    (8,973)

Net loss                         -              -                     -                           (10,000)   (10,000)

Balance, December 31, 1999   1,500,000         1,500                        -                     (20,473)   (18,973)

Net loss       -              -                     -                                             (10,130)   (10,130)

Balance, December 31, 2000   1,500,000         1,500                                     -        (30,603)   (29,103)

Net loss                                                                                          (10,000)   (10,000)

Balance, December 31, 2001   1,500,000         1,500                                             -(40,603)   (39,103)

Net loss                          -              -                     -                          (10,897)   (10,897)

Balance, December 31, 2002   1,500,000         1,500                     -                        (51,500)   (50,000)

Net loss                          -              -                     -                          (10,000)   (10,000)

Balance, December 31, 2003   1,500,000         1,500                   -                          (61,500)   (60,000)

Net loss                         -              -                      -                          (10,000)   (10,000)

Balance, December 31, 2004   1,500,000        $1,500                  $-                        $ (71,500)   $(70,000)


                                            ASIAN FINANCIAL, INC.
                                        (A Development Stage Company)
                                          STATEMENTS OF CASH FLOWS


                                                                                        Cumulative
                                                           For the Year Ended              from
                                                                                         Inception
                                                              December 31,            (August 10, 1998)
                                                        2004              2003                to
                                                                                      December 31, 2004
       (UNAUDITED)
Operating Activities
   Net income (loss)                             $(10,000)              $(10,000)         $(71,500)

Adjustments to reconcile net loss to
       net cash used in operations:
   Issuance of shares for services rendered       -              -                             473
   Issuance of notes payable to related parties
      for services rendered                        10,000              10,000               70,000

Changes in operating assets and liabilities          -              -                            -
Cash used in operating activities                    -              -                      (1,027)

Investing Activities                                 -              -                            -

Financing Activities
   Issuance of shares for cash                       -              -                        1,027
Cash provided by financing activities                -              -       1,027

Net change in cash                                   -              -                            -
Cash at beginning of the period                      -              -                            -

Cash at end of the period                           $-              $-                          $-

Supplemental information
Non-cash investing and financing activities:
Issuance of notes payable to related parties
    for services rendered                      $10,000              $10,000                $70,000


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a Development Stage Company as defined in SFAS 7, Accounting and Reporting by Development Stage Companies. Therefore, cumulative amounts are reported on the statements of operations, stockholders deficit, and cash flows.

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

NOTE 3 - STOCKHOLDERS DEFICIT

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


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Companys majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at March 31, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Companys majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Companys officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

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




EXHIBIT 14.1

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Asian Financial Corp (the Company) to promote honest and ethical conduct, proper disclosure of financial information in the Companys reports, and compliance with applicable laws, rules and regulations by the Companys senior officers who have financial responsibilities.

Applicability
As used in this code, the term Senior Financial Officer means the Corporations Chief Executive Officer, Chief Financial Officer and Controller.

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

Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Companys Directors, officers, and employees generally.

Waiver
Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and,

6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

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

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15e and 15d-15e) for the registrant and we have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(d) disclosed in this report any change in the registrants internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrants other certifying officers and I have disclosed, based on our most recent evaluation, to the registrants auditors and the audit committee of the registrants board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrants auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and,

6. The registrants other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with respect to significant deficiencies and material weaknesses.

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