Form 10-Q/A
period 2005-03-31
ASIAN FINANCIAL INC
filed 2005-12-08
CIK 1086142

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

Yes        X                No

Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

Common Stock, $.001 par value           1,500,000
        Title of Class         Number of Shares Outstanding
                                 at November 7, 2005
No exhibits included.
PART I.  FINANCIAL INFORMATION

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


                     ASIAN FINANCIAL, INC.
                 (A Development Stage Company)
                        BALANCE SHEET
                      September 30, 2005
                          (UNAUDITED)

ASSETS

Total assets                                 $        -

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable                             $    5,200

Long-term liabilities:
Notes payable - related parties (note 4)         70,000

Total liabilities                                75,200

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding                       -

Common stock; $0.001 par value;
  100,000,000 shares authorized;
  1,500,000 shares issued and outstanding         1,500

Additional paid-in capital                -
Deficit accumulated during dev. stage          (76,700)

Total stockholders' deficit                    (75,200)

Total liabilities and stockholders' deficit  $        -



                                  ASIAN FINANCIAL, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
<table>                                                                       Cumulative
                                                                                 from
                                                                              inception
                                                                               (Aug 10,
            For the three months ended     For the nine months ended           1998) to
                   September 30,                September 30,                  Sept. 30,
                 2005        2004                2005        2004                2005

Revenues        $ -       $ -                $ -            $ -                   $ -

Operating
expenses       5,200      2,500              5,200          7,500                76,700

Net loss from
operations    (5,200)    (2,500)            (5,200)        (7,500)              (76,700)

Other income
(expense)        -          -                  -              -                     -

Net loss     $(5,200)   $(2,500)           $(5,200)       $(7,500)             $(76,700)

Net loss
per share    $  -       $  -               $  -           $(0.01)

Weighted ave.
common shares
outstanding  1,500,000  1,500,000              1,500,000    1,500,000



                       ASIAN FINANCIAL, INC.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                 Cumulative
                                                    from
                                                 inception
                                                 (Aug. 10,
              For the nine months                 1998) to
               ended September 30,                Sept. 30,
                           2005        2004         2005
Operating Activities
Net loss                 $(5,200)   $(7,500)    $(76,700)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered         -                        473
Issuance of notes payable
  to related parties for
  Services rendered      7,500                    70,000

Changes in operating
  assets and liabilities:
Increase in accounts payable 5,200                 5,200
Net cash used in
  operating activities   -                        (1,027)

Investing Activities          -                        -

Financing Activities
Issuance of shares for cash   -         -          1,027
Net cash provided by
  financing activities        -         -          1,027

Net change in cash            -         -              -
Cash at beginning of period   -         -              -
Cash at end of period      $  -      $  -           $  -

Supplemental Information
Non-cash investing and financing activities:
Issuance of notes payable
  to related parties for
  services rendered      $  -        $7,500       $70,000


                     ASIAN FINANCIAL, INC.
                 (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
      Nine Months Ended September 30, 2005 and 2004, and the
 Period of August 10, 1998 (Inception) t0 September 30, 2005
(UNAUDITED)


The condensed financial statements of Asian Financial, Inc.
(the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.
The condensed financial statements for the nine months ended September 30, 2005 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. No cash was paid for interest for the nine months ended September 30, 2005 or 2004. During the nine months ended September 30, 2005 and 2004, the Company paid
$0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the nine months ended September 30, 2005 and 2004.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.
The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.
The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $76,700 expiring in the years 2018 through 2025. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $30,680 and has been offset by a full valuation allowance, which increased by $2,000 and $3,000 during the nine months ended September 30, 2005 and 2004, respectively.

NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including
Officers/Directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 1,500,000 at September 30, 2005 and 2004.

No preferred stock has been issued and none is outstanding as of September 30, 2005 or 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at September 30, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

The Company has not commenced operations and has negative working capital of $5,200.

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the nine months ended September 30, 2005 and 2004, the Company did not pursue any investing activities.

Results of Operations.
For the nine months ended September 30, 2005 and 2004, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $5,200 and $7,500 for the nine months ended September 30, 2005 and 2004, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended September 30, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2005 (the evaluation date).

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

Item 1.  LEGAL PROCEEDINGS
None


Item 2.  CHANGES IN SECURITIES
None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
None

Item 5.  OTHER INFORMATION
None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
Exhibits
The following exhibits are filed herewith:
31.1(a) and (b) Certifications pursuant to Rule 13a-
14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.
32.1(a) and (b) Certifications pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Reports on Form 8-K

On September 8, 2005, the Company filed a Form 8-K indicating the replacement of its prior auditor, David. M.
Winings, CPA, with Child, Sullivan & Company of Kaysville,
Utah. The Company had no disagreements with its former auditor, bur Mr. Winings was not registered with the PCAOB.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 7, 2005


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

Date:  November 7, 2005

/s/Dempsey Mork
---------------------------
Dempsey Mork
President, Chief Executive Officer, Director


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

Date:  November 7, 2005

/s/ Norbert LeBoeuf
----------------------------
Norbert LeBoeuf
Chief Financial Officer



Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial,
Inc. (the "Company") on Form 10-QSB for the period ending
September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.


/s/Dempsey Mork
------------------------------
Dempsey Mork
President, Chief Executive Officer, Director
November 7, 2005


Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial,
Inc. (the "Company") on Form 10-QSB for the period ending
September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
-------------------------------
Norbert LeBoeuf
Chief Financial Officer
November 7, 2005