Form 10-Q/A
period 2005-09-30
ASIAN FINANCIAL INC
filed 2005-12-08
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended September 30, 2005

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