Form 10KSB
period 2005-12-31
ASIAN FINANCIAL INC
filed 2006-04-03
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the year ended December 31, 2005

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the transition period from

                  __________________ to ____________________.


                     Commission File Number 000-27129

                          Asian Financial, Inc.
    (Exact Name of Small Business Issuer as specified in its charter)

               Wyoming                                          91-1922225
      (State or other Jurisdiction of                       (I.R.S. Employer
      Incorporation or Organization)                   Identification Number)

     69930 Highway 111, Suite 100, Rancho Mirage, CA                92270
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

(1) Yes [X]  No [ ]  (2)  Yes [X]  No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.    [ ]

  Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).     [X] Yes [ ] No

  State issuer's revenues for its most recent fiscal year: $0

  State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.

      Indicate the number of shares outstanding of each of the issuers classes of
Common equity, as of the latest practicable date:


Common Stock, $.001 par value                            1,500,000
       Title of Class                         Number of Shares Outstanding
                                                  at March 31, 2006
No exhibits included.
PART I

Item 1.  Description of Business.

Business Development.

Asian Financial, Inc. (the Company) was organized under the laws of the State of Nevada on August 10, 1998. The Company was incorporated to engage in any Lawful activity. On July 27, 2005, the Company merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming. The Company has not commenced operations and has not generated any revenues since inception. There are no employees other than officers or directors.

The Company's articles initially authorized the Company to issue a total of 100,000,000 shares of common stock, and 1,000,000 preferred, all with par value of $0.001.

Common Stock

On August 20, 1998, 473,250 shares of common stock were issued to individuals for services rendered at par for a total value of $473.25.

On December 20, 1998, 1,026,750 shares of common stock were sold at par of $0.001 per share, for total cash of $1,026.75.

As of December 31, 2005, there were 1,500,000 common shares issued and outstanding.

Preferred Stock

No preferred stock has been issued since inception (August 10, 1998) through the year end December 31, 2005.

Item 2. Description of Property

The Company currently has no assets or property. The Company's headquarters are furnished at no charge by Mr. Dempsey Mork, President/CEO.

Item 3. Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None




Part II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Company's securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2005, there were 1,500,000 common shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 52 shareholders at March 31, 2006.

Item 6.  Managements Discussion and Analysis or Plan of Operation

No significant business activity was conducted by the Company during the fiscal year 2005. As a result, no income was earned by the Company in 2005 and there was no cash at the end of the year.

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

Plan of Operation

The Company has not engaged in any material operations or had any revenues from operations during the past two fiscal years. The Company incurred operating expenses totaling $5,900 for the year ended
December 31, 2005.

We do not expect to purchase any significant equipment for the foreseeable future.

We do not expect any significant changes in the number of employees in the next twelve months.

We do not currently provide any services and have not generated any revenues, and we do not expect to generate revenues for the foreseeable future, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal operating budget. Any expenses incurred will be paid for by our officers and directors and reimbursed once a merger or acquisition transaction takes place and we start generating cash flows. We intend to limit our operations to seeking merger and acquisition candidates, and don't believe it is necessary to raise any additional funds during the next twelve months.

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

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending December 31, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.



There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit
16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

Item 8a.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2005 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2005, the evaluation date.

There have not been any significant changes in the internal controls of the
Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.


Item 8b.  Other Information

None

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                             Date of           Date of
                                           Election or   Termination or
Name                  Positions Held       Designation      Resignation
-------------------   ------------------   -------------  ------------

Dempsey K. Mork   President/CEO/Director    8/10/1998               N/A

Norbert L. LeBoeuf       CFO/Director      12/15/2001               N/A


Business Experience of Directors/Executive Officers:

Mr. Mork (age ?) has been the majority shareholder, President, and Chief Executive Officer/Director of Asian Financial, Inc. since 1998. For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital Group, Inc., Knickerbocker Capital Corporation and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Asian Financial, Inc. business.

Mr. Norbert LeBoeuf (age ?) is a shareholder, officer/director of Asian Financial, Inc. He has been responsible for all accounting and tax functions for all companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal/Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He is also an officer/director of Knickerbocker Capital Corporation, Silver Bow Antique Aviation, Northstar Ventures, Animal Cloning Sciences, and Apex Capital Group, Inc., and will spend approximately 20 hours per month on Asian Financial, Inc. business.

Significant Employees.
The Company has no employees who are not executive officers.

Audit Committee.
The Board of Directors is the acting audit committee. There is currently no audit committee expert, as the Company does not have available funds to compensate such an individual.

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer and is included in this Form 10-KSB as Exhibit 14.1.

Item 10.  Executive Compensation

On August 20, 1998, 473,250 shares of unregistered and restricted shares of the Company's common stock, were issued for services rendered, as follows:

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

To date, no additional compensation has been provided to the officers and directors, Dempsey Mork and Norbert LeBoeuf. There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's officers or directors for committee participation, special assignments, or other services rendered in the normal course of business.

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,500,000 shares of the Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                  Number of Shares          Percentage
Name and Address                  Beneficially Owned          of Class
- ------------------------------   ---------------------      -------
LISTING 473,250 SHS ISSUED 8/20/98:

Dempsey K.  Mork                            75,000*              5.00%*
69930 Highway 111,
Suite 100
Rancho Mirage, CA 92270 (1)

Norbert L. LeBoeuf                          28,500               1.90%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270 (1)                    ---------             --
----
  Sub-total Officers/Directors              103,500               6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:

Randall A. Baker                             30,750               2.05%
P.O. Box 1025
Morongo Valle, CA 92256

Robert Filiatreaux                           37,500               2.50%
77545 Chillon
Rancho Mirage, CA 92270

Magellan Capital Corp.                      225,000              15.00%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270

Magellan Litigation Services                 76,500               5.10%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270
                                          ---------             ------

Total shares issued 8/20/98                473,250              31.55%
    for services rendered                 ---------             ------

LISTING OF 1,026,750 SHS SOLD 12/20/98:

Magellan Capital Corp.
Dempsey K. Mork
Pension Plan and Trust                     450,000*             30.00%*
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270

Magellan Capital Corp.
Dempsey K. Mork
Profit Sharing Plan and Trust              450,000*             30.00%*
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270

Shares sold to other individuals           126,750               8.45%
                                           ---------             ------
Total shares sold 12/20/98                1,026,750              68.45%
                                           ---------             ------
 TOTAL SHS ISSUED FROM INCEPTION
   (8/10/98) THROUGH 12/31/05             1,500,000             100.00%
                                           =========             ======

*Beneficial ownership/Dempsey K. Mork      975,000*              65.00%
                                            =======               =====

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:


                              Number of Shares       Percent
                               Beneficially Owned    1,500,000 SHS.
Name and Address                 as of 03/31/06        Outstanding
- --------------------           ------------------      -------------
Dempsey K. Mork                     975,000*          65.00%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270

Norbert L. Le Boeuf                  28,500           1.90%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270
                                 ---------            -----
     Totals:                     1,003,500           66.90%
                                   =========          =====


 Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by Dempsey Mork (the Company's majority shareholder/President) pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at December 31, 2005. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company accrued total fees of $20,000 during 2003 and 2004 for management services rendered by Millennium Capital, Inc., a Company affiliated with the Company's majority shareholder/President, pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

Exhibit No.
- --------------

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

31.1     Certification Under Section 302 of the Sarbanes-Oxley Act of
2002

31.2     Certification Under Section 302 of the Sarbanes-Oxley Act of
2002

32.1     Certification Under Section 906 of the Sarbanes-Oxley Act of
2002

32.2      Certification Under Section 906 of the Sarbanes-Oxley Act of
2002

(b) The Corporation did file a report on Form 8-K during the quarter ended December 31, 2005. This Form 8-K provided notice of a name change of the Auditor as a result of the Auditing firm merging with another firm (Item 8).

ITEM 14. Principal Accountant Fees and Services
All audit and related services are approved by the Board of Directors (the acting audit committee) prior to the rendering of services.

Audit Fees

The fees incurred during the years ending December 31, 2005 and 2004 for professional services rendered by our principal accountant, Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), for the audits of our annual financial statements and review of our quarterly financial statements is $5,900 and $0, respectively.
The Company did not incur any fees during the years ending December 31, 2005 or 2004 for professional services rendered by our former principal accountant, David Winings, CPA, for the audits of our annual financial statements and review of our quarterly financial statements.

Audit-Related Fees

The Company did not incur any fees for the year ending December 31, 2005 or 2004 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company did not incur any fees for the year ending December 31, 2005 or 2004 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ending December 31, 2005 or 2004 for professional services rendered by our auditors for all other services not disclosed above.


SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:
Asian Financial, Inc.

By:  /s/  Dempsey Mork
- -------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
- -------------------------------------
Norbert L. LeBoeuf
CFO



ASIAN FINANCIAL, INC.
(A Development Stage Company)

Financial Statements

For the Years Ended December 31, 2005 and 2004, and the
Period of August 10, 1998 (inception) to December 31, 2005




Report of Independent Registered Public Accounting Firm      F-1

Financial Statements:

Balance Sheet      F-2

Statements of Operations       F-3

Statements of Changes in Stockholders' Deficit      F-4

Statements of Cash Flows      F-5

Notes to the Financial Statements      F-6 - F-8































Report of Independent Registered Public Accounting Firm


To the Board of Directors
Asian Financial, Inc.

We have audited the balance sheet of Asian Financial, Inc. (a development stage company) (the Company) as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. The financial statements for the period of August 10, 1998 (inception) through December 31, 2002 were audited by another auditor, who expressed an unqualified opinion in his audit report dated March 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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





Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 29, 2006

ASIAN FINANCIAL, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 2005

ASSETS
Total assets                                             $      -

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable                                         $      3,915

Long-term liabilities:
Notes payable - related parties (note 4)                       71,985

Total liabilities                                              75,900

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding            -

Common stock; $0.001 par value;
  100,000,000 shares authorized;
  1,500,000 shares issued and outstanding                      1,500

Additional paid-in capital            -
Deficit accumulated during development stage                 (77,400)

Total stockholders' deficit                                  (75,900)

Total liabilities and stockholders' deficit      $      -

































































































</table>See accompanying notes to financial statements.


ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                                                             Cumulative
                                                                from
                                                             inception
                                                             (Aug 10,
                          For the year ended                  1998) to
                               December 31,                  Dec. 31,
                     2005                   2004               2005

Revenues         $     -               $     -               $      -

Operating
expenses            5,900                  10,000
77,400

Net loss from
operations         (5,900)                (10,000)          (77,400)

Other income
(expense)            -                  -                        -

Net loss       $   (5,900)         $      (10,000)   $      (77,400)

Net loss
per share      $      -            $      -

Weighted ave.
common shares
outstanding    1,500,000                  1,500,000































































































































































































































































</table>See accompanying notes to financial statements.


ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period of August 10, 1998 (inception) to December 31, 2005

                                                                  Deficit
                                                                Accumulated
                                                   Additional     During
                                            Common   Paid-In    Development
                            Shares      Stock    Capital        Stage   Total

Balance, Aug. 10, 1998
   (date of inception)              -    $     -  $     -        $   -     $  -

Shares issued for
   services                    473,250       473        -            -       473
Shares issued for cash       1,026,750     1,027        -            -     1,027
Net loss                          -            -        -        (10,473)(10,473)

Balance, Dec. 31, 1998       1,500,000     1,500        -        (10,473) (8,973)

Net loss                         -            -         -        (10,000)(10,000)

Balance, Dec. 31, 1999      1,500,000      1,500        -        (20,473)(18,973)

Net loss                         -            -         -        (10,130)(10,130)

Balance, Dec. 31, 2000      1,500,000      1,500        -        (30,603)(29,103)

Net loss                                                         (10,000)(10,000)

Balance, Dec. 31, 2001      1,500,000      1,500        -        (40,603)(39,103)

Net loss                         -            -         -        (10,897)(10,897)

Balance, Dec. 31, 2002      1,500,000      1,500        -        (51,500)(50,000)

Net loss                         -            -         -        (10,000)(10,000)

Balance, Dec. 31, 2003      1,500,000      1,500        -        (61,500)(60,000)

Net loss                         -            -         -        (10,000)(10,000)

Balance, Dec. 31, 2004      1,500,000      1,500        -        (71,500)(70,000)

Net loss                         -            -         -         (5,900) (5,900)

Balance, Dec. 31, 2005      1,500,000    $ 1,500   $    -     $ (77,400)$(75,900)










































































































































































































































































































































































































































































































































See accompanying notes to financial statements.

ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                                                                  Cumulative
                                                                     from
                                                                   inception
                                                                   (Aug. 10,
                                     For the year ended             1998) to
                                         December 31,               Dec. 31,
                                     2005            2004            2005
Operating Activities
Net loss                    $      (5,900)  $      (10,000)     $  (77,400)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered                   -                  -              473
Issuance of notes payable
  to related parties for
  services rendered                   -              10,000          70,000
Issuance of notes payable
  to related parties for
  payment of operating expenses     1,985              -             1,985

Changes in operating
  assets and liabilities:
Increase in accounts payable        3,915              -             3,915
Net cash used in
  operating activities                -                -            (1,027)

Investing Activities                  -                                -

Financing Activities
Issuance of shares for cash                 -               -             1,027
Net cash provided by
  financing activities                -                -            1,027

Net change in cash                    -                -                -
Cash at beginning of period           -                -                -
Cash at end of period          $      -         $      -         $      -

Supplemental Information:
Cash paid for interest and
   income taxes                   $      -         $      -         $      -

Non-cash investing and financing activities:
Issuance of notes payable to
  related parties for services $      -         $    10,000   $      70,000

Issuance of notes payable to
  related parties for payment
  of operating expenses        $      1,985     $      -       $      1,985
































































































































































































































































































































































































































See accompanying notes to financial statements.


ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the
Period of August 10, 1998 (inception) to December 31, 2005


NOTE 1 - ORGANIZATION AND BUSINESS PLAN

Asian Financial, Inc. (the Company) was incorporated under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, the Company merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming.

The Articles of Incorporation authorize the Company to issue 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, both with a par value of $0.001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a 'Development Stage Company' as defined in SFAS 7, "Accounting and Reporting by Development Stage Enterprises." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2005 or 2004.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2005 and 2004. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Recently Issued Accounting Pronouncements
In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the
Period of August 10, 1998 (inception) to December 31, 2005

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recently Issued Pronouncements (continued)
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax expense or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $77,400 expiring in the years 2018 through 2026. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $27,090 and has been offset by a full valuation allowance, which increased by $2,065 and $3,500 during the years ended December 31, 2005 and 2004, respectively.
ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the
Period of August 10, 1998 (inception) to December 31, 2005


NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including Officers/Directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 1,500,000 at December 31, 2005 and 2004.

No preferred stock has been issued and none is outstanding as of December 31, 2005 or 2004.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at December 31, 2005 and 2004. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

The Company's President paid $1,985 during 2005 for audit fees incurred by the Company. The advance is non-interest bearing and will be reimbursed once the Company starts generating cash flows.

The Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.









ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
For the Years Ended December 31, 2005 and 2004, and the
Period of August 10, 1998 (inception) to December 31, 2005

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