Form 10QSB/A
period 2005-03-31
ASIAN FINANCIAL INC
filed 2006-06-29
CIK 1086142

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

                      Commission File Number 000-27129

                              Asian Financial, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

        Wyoming                                         91-1922225
 (State or other Jurisdiction of                   (I.R.S.
Employer
Incorporation or Organization)                  Identification
Number)

69930 Highway 111, Suite 100, Rancho Mirage, CA             92270
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








                       ASIAN FINANCIAL, INC.
                 (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                                                                 Cumulative from
                        For the Three Months Ended                  Inception
                               March 31,                       (August 10, 1998)
                          2005           2004                     to March 31,
2005

Revenues               $     -        $      -                      $       -


Operating expenses           -           2,500                         71,500


Net loss from operations     -          (2,500)                       (71,500)

Other income (expense)       -              -                               -

Net loss              $      -        $ (2,500)                     $ (71,500)

Net income(loss)/share $ (0.00)       $  (0.00)



Weighted average
Number common
shares outstanding    1,500,000       1,500,000




















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

Item 1.  LEGAL PROCEEDINGS
                 None

Item 2.  CHANGES IN SECURITIES
                 None

Item 3.  DEFAULTS UPON SENIOR SECURITIES
                 None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                 None

Item 5.  OTHER INFORMATION
                 None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
The following exhibits are filed herewith:
31.1(a) and (b) Certifications pursuant to Rule 13a-14(a) or 15d-
14(a) under the
Securities Exchange Act of 1934, as amended.
32.1(a) and (b) Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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