Form 10QSB/A
period 2005-06-30
ASIAN FINANCIAL INC
filed 2006-06-29
CIK 1086142

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


              Commission File Number 000-27129

                     Asian Financial, Inc.
Exact Name of Small Business Issuer as specified in its charter)

    Wyoming                                        91-1922225
(State or other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)            Identification Number)

   69930 Highway 111, Rancho Mirage, CA            92270
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




See accompanying notes to the financial statement





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