Form 10QSB
period 2006-03-31
ASIAN FINANCIAL INC
filed 2006-06-29
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-QSB

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended March 31, 2006

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

Yes                        No   X

Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date.

Common Stock, $.001 par value           1,500,000
        Title of Class         Number of Shares Outstanding
                                 at June 30, 2006
No exhibits included.


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2005 previously filed with the Securities and Exchange Commission.



                     ASIAN FINANCIAL, INC.
                 (A Development Stage Company)
                        BALANCE SHEET
                        March 31, 2006
                          (UNAUDITED)


ASSETS
Total assets                                             $      -

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable                                         $      1,000
Accounts payable - related parties (note 4)			   5,900

Total current liabilities					   6,900

Long-term liabilities:
Notes payable - related parties (note 4)                       70,000

Total liabilities                                              76,900

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding            				-

Common stock; $0.001 par value;
  100,000,000 shares authorized;
  1,500,000 shares issued and outstanding                      1,500

Additional paid-in capital            					-
Deficit accumulated during development stage                 (78,400)

Total stockholders' deficit                                  (76,900)

Total liabilities and stockholders' deficit      		$      -




                                  ASIAN FINANCIAL, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                             Cumulative
                                                                from
                                                             inception
                                                             (Aug 10,
                          For the three months ended                  1998) to
                               March 31,                  March 31,
                     2006                   2005               2006

Revenues         $     -               $     -               $      -

Operating
expenses            1,000                  -			78,400

Net loss from
operations         (1,000)                 -                (78,400)

Other income
(expense)            -                  -                        -

Net loss       $   (1,000)         $      -          $      (78,400)

Net loss
per share      $      -            $      -

Weighted ave.
common shares
outstanding    1,500,000                  1,500,000



                       ASIAN FINANCIAL, INC.
                   (A Development Stage Company)
                     STATEMENTS OF CASH FLOWS
                           (UNAUDITED)

                                                 Cumulative
                                                    from
                                                 inception
                                                 (Aug. 10,
                         For the three months     1998) to
                           ending March 31,       March 31,
                           2006        2005         2006
Operating Activities
Net loss                 $(1,000)   $      -    $   (78,400)

Adjustments to reconcile
  net loss to net cash
  used in operations:

Issuance of shares for
  services rendered             -         -             473
Issuance of notes payable
  to related parties for
  services rendered             -         -          70,000
Payment of operating
  expenses by related parties	 -         -           5,900

Changes in operating
  assets and liabilities:
Increase in accounts payable 1,000        -          1,000
Net cash used in
  operating activities         -          -         (1,027)

Investing Activities           -           -             -

Financing Activities
Issuance of shares for cash    -         -          1,027
Net cash provided by
  financing activities         -         -          1,027

Net change in cash             -         -              -
Cash at beginning of period    -         -              -
Cash at end of period       $  -      $  -           $  -

Supplemental Information
Non-cash investing and financing activities:
Issuance of notes payable
  to related parties for
  services rendered       $  -        $    -       $70,000

During the three month period ended March 31, 2006 a related party paid $3,915 in operating expenses incurred during 2005 on behalf of the Company. Accordingly, the Company reclassified the amount from Accounts payable to Notes payable - related parties. As of March 31, 2006, a total of $5,900 has been reclassified from accounts payable to Notes payable - related parties.




                     ASIAN FINANCIAL, INC.
                 (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
      Three months ended March 31, 2006 and 2005, and the period of August 10, 1998 (Inception) to March 31, 2006
(UNAUDITED)


The condensed financial statements of Asian Financial, Inc.
(the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading.
The condensed financial statements for the three months ended March 31, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended December
31, 2006.

NOTE 1 - ORGANIZATION AND BUSINESS PLAN

Asian Financial, Inc. (the Company) was incorporated under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2006, the Company merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of nine months or less to be cash equivalents. During the three months ended March 31, 2006 and 2005, the Company paid
$0 in interest and income taxes.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended March 31, 2006 and 2005.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.
The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.
The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $78,400 expiring in the years 2018 through 2026. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $27,440 and has been offset by a full valuation allowance, which increased by $350 and $0 during the three months ended March 31, 2006 and 2005, respectively.

Reclassifications
Certain accounts from prior periods have been reclassified to conform to current period presentation.

Recently Issued Accounting Standards
In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is generally effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances).
SFAS 150 was effective for contracts entered into or modified after May
31, 2003.

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

SFAS 148, 149, and 154 do not have current application to the Company, but may be applicable to the Company's future financial reporting. The Company does have convertible debt (Note 4), which management has determined does not fall under the scope of SFAS 150. The Company's convertible debt is not mandatorily redeemable, rather it is redeemable at the option of the holder. In addition, it is not redeemable for a fixed amount based on a variable number of shares, rather both the amount and the number of shares are fixed.

NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including
Officers/Directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 1,500,000 at March 31, 2006 and 2005.

No preferred stock has been issued and none is outstanding as of March 31, 2006 or 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Debt
The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at March 31, 2006. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

Since management has determined the fair market value of the Company's stock to be less than the conversion rate, no beneficial conversion feature has been recorded.

Reimbursable Expenses
The Company's President paid $3,915 and $0 during the three months ended March 31, 2006 and 2005, respectively, for audit fees incurred by the Company, and $5,900 since inception. The advances are non-interest bearing and will be reimbursed once the Company starts generating cash flows.

Since January 2005, the Company's officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

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

The Company has not commenced operations and has negative working capital of ($6,900).

Capital and Source of Liquidity.
The Company does not expect to purchase any plant or significant equipment over the next twelve months.

Other than incidental costs that pertain to maintaining the Company's legal and SEC registration, there are no major cash requirements.

For the three months ended March 31, 2006 and 2005, the Company did not pursue any investing activities.

Results of Operations.
For the three months ended March 31, 2006 and 2005, the Company did not earn any revenues from operations.

The Company incurred general and administrative expenses of $1,000 and $0 for the three months ended March 31, 2006 and 2005, respectively.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended March 31, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of March 31, 2006 (the evaluation date).

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

None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 29, 2006


By: /s/ Dempsey K. Mork
- --------------------------
Dempsey K. Mork
President/CEO

By: /s/ Norbert L. LeBoeuf
- ---------------------------
Norbert L. LeBoeuf
CFO


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

Date:  June 29, 2006

/s/Dempsey Mork
- ---------------------------
Dempsey Mork
President, Chief Executive Officer, Director


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

Date:  June 29, 2006

/s/ Norbert LeBoeuf
- ----------------------------
Norbert LeBoeuf
Chief Financial Officer



Exhibit 32.1(a)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial,
Inc. (the "Company") on Form 10-QSB for the period ending
March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Dempsey Mork, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.


/s/Dempsey Mork
- ------------------------------
Dempsey Mork
President, Chief Executive Officer, Director
June 29, 2006


Exhibit 32.1(b)
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Asian Financial,
Inc. (the "Company") on Form 10-QSB for the period ending
March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I,
Norbert LeBoeuf, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	The Report fully complies with the requirements
of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934; and

(2)	The information contained in the Report fairly
presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Norbert LeBoeuf
- -------------------------------
Norbert LeBoeuf
Chief Financial Officer
June 29, 2006