Form 10QSB
period 2004-09-30
ASIAN FINANCIAL INC
filed 2006-07-10
CIK 1086142

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


                                 ASIAN FINANCIAL, INC.
                           (A Development Stage Company)
                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                                          Cumulative
                                                                       from Inception
                    For the Three Months Ended For the Nine Months Ended(August 10, 1998)
                                    September 30,      September 30,     to September 30,
                                      2004      2003      2004      2003      2004

Revenues                           $   -     $    -    $    -    $    -   $    -


Operating expenses                   2,500     2,500      7,500     7,500    69,000

 Net loss from operations            2,500     2,500      7,500     7,500    69,000

Other income (expense)                 -         -           -        -        -

Net loss                          $ (2,500)  $ (2,500)  $ (7,500) $(7,500)$ (69,000)

Net loss per share                $  (0.00)  $  (0.00)  $  (0.01) $ (0.01)

Weighted average
   common shares
   outstanding                    1,500,000  1,500,000   1,500,000 1,500,000


















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