Form 10QSB/A
period 2003-03-31
ASIAN FINANCIAL INC
filed 2006-07-11
CIK 1086142

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







See accompanying notes to the financial statements.
                                ASIAN FINANCIAL, INC.
                           (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                      Cumulative from
                                      For the Three Months Ended            Inception
                                                 March 31,           (August 10, 1998)
                                            2003          2002          to March 31, 2003
Operating Activities
   Net income (loss)                  $   (2,500)      $(3,397)       $   (54,000)

Adjustments to reconcile net loss to
   net cash used in operations:
   Issuance of shares for services rendered  -             -                    473
   Issuance of notes payable to related parties
      for services rendered                2,500         2,500               52,500

Changes in operating assets and liabilities  -             -                    -
Cash used in operating activities            -          (897)                (1,027)

Investing Activities                         -          -                    -

Financing Activities
   Issuance of shares for cash               -          -                    1,027
Cash provided by financing activities        -          -                    1,027

Net change in cash                           -          (897)                    -
Cash at beginning of the period              -          897                      -

Cash at end of the period                $   -     $    -                $       -

Supplemental information
Non-cash investing and financing activities:
Issuance of notes payable to related parties
for services rendered                $ 2,500      $  2,500              $  52,500

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