Form 10QSB/A
period 2003-06-30
ASIAN FINANCIAL INC
filed 2006-07-11
CIK 1086142

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




                                         ASIAN FINANCIAL, INC.
                                     (A Development Stage Company)
                                        STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                           Cumulative
                                                                         from Inception
                     For the Three Months Ended For the Six Months Ended(August 10, 1998)
                               June 30,          June 30,                  to June 30,
                            2003      2002    2003      2002                   2003

Revenues                  $  -     $   -    $  -      $  -            $        -


Operating expenses        2,500     2,500    5,000     5,897               56,500

Net loss from operations  2,500     2,500    5,000     5,897               56,500

Other income (expense)      -         -        -          -                     -

Net loss                 $(2,500)  $(2,500) $(5,000)  $(5,897)        $   (56,500)

Net loss per share      $  -       $  -     $   -     $   -

Weighted average
   common shares
   outstanding        1,500,000  1,500,000 1,500,000 1,500,000



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