Form 10QSB/A
period 2003-09-30
ASIAN FINANCIAL INC
filed 2006-07-11
CIK 1086142

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


                                 ASIAN FINANCIAL, INC.
                             (A Development Stage Company)
                                STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                                               Cumulative
                                                                           from Inception
                    For the Three Months Ended For the Nine Months Ended(August 10, 1998)
                               September 30,          September 30,      to September 30,
                              2003      2002         2003       2002          2003

Revenues                   $   -    $    -        $   -     $    -      $      -


Operating expenses           2,500    2,500         7,500      8,397         59,000

Net loss from operations     2,500    2,500         7,500      8,397         59,000

Other income (expense)          -       -             -          -              -

Net loss                  $ (2,500)$ (2,500)      $(7,500)   $(8,397)    $  (59,000)

Net loss per share        $  (0.00)$  (0.00)      $ (0.01)   $ (0.01)

Weighted average
   common shares
   outstanding            1,500,000 1,500,000   1,500,000 1,500,000




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