Form 10KSB/A
period 2003-12-31
ASIAN FINANCIAL INC
filed 2006-07-11
CIK 1086142

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

                     Number of Shares            Percentage
Name and Address     Beneficially Owned            of Class

LISTING 473,250 SHS ISSUED 8/20/98:

Dempsey K.  Mork             75,000*              5.00%*
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)

Norbert L. LeBoeuf          28,500                1.90%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253 (1)                       ---------
------
Sub-total Officers/Directors 103,500              6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:

Randall A. Baker               30,750               2.05%
P.O. Box 1025
Morongo Valle, CA 92256

Robert Filiatreaux             37,500               2.50%
77545 Chillon
La Quinta, CA 92253

Magellan Capital Corp.        225,000              15.00%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
Magellan Litigation Services   76,500               5.10
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
                             ---------             ------

Total shares issued 8/20/98  473,250              31.55%
    for services rendered    --------             ------

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
                              =======             =====

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:


                              Number of Shares     Percent
                          Beneficially Owned 1,500,000 SHS.
Name and Address              as of 08/31/05   Outstanding
--------------------           ------------------      ----
---------
Dempsey K. Mork                     975,000*         65.00%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253

Norbert L. Le Boeuf                  28,500           1.90%
851625 Desert Club Dr. Suite 207
La Quinta, CA 92253
                                  ---------           -----
     Totals:                      1,003,500          66.90%
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

3.2     Bylaws (Incorporated by reference from Registration
Statement on Form 10-SB filed with the Securities and Exchange Commission on August 24, 1999).

14.1     Code of Ethics

31.1     Certification Under Section 302 of the Sarbanes-
Oxley Act of 2002

31.2     Certification Under Section 302 of the Sarbanes-
Oxley Act of 2002

32.1     Certification Under Section 906 of the Sarbanes-
Oxley Act of 2002

32.2      Certification Under Section 906 of the Sarbanes-
Oxley Act of 2002

(b)     The Corporation did not file any reports on Form 8-
K during the quarter ended December 31, 2003.

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

Asian Financial, Inc.

By:  /s/  Dempsey Mork
-------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
-------------------------------------
Norbert L. LeBoeuf
CFO



ASIAN FINANCIAL, INC.
(A Development Stage Company)

Financial Statements

December 31, 2003 and 2002




Report of Independent Registered Public Accounting
Firm..................................................................1

Financial Statements:

Balance Sheet as of December 31, 2003................................ 2

Statements of Operations for the
years ended December 31, 2003 and
2002, and cumulative from
inception (August 10, 1998) to December 31,
2003..................................................................3

Statements of Changes in
Stockholders' Deficit
cumulative from inception (August
10, 1998) to
December 31, 2003.....................................................4

Statements of Cash Flows for the
years ended December 31, 2003 and
2002, and cumulative from
inception (August 10, 1998) to December 31,2003.......................5

Notes to the Financial Statements.................................. 6-8








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


/s/ Childs, Sullivan & Company


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

                                    ASIAN FINANCIAL, INC.
                                (A Development Stage Company)
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                                  Deficit
                                                                Accumulated
                                                    Additional    During
                                           Common    Paid-In    Development
                                   Shares   Stock     Capital      Stage          Total

Balance, August 10, 1998
   (date of inception)               -    $    -     $     -      $      -    $      -

Shares issued for services        473,250    473           -             -          473
Shares issued for cash          1,026,750  1,027           -             -        1,027
Net loss                             -         -           -       (10,473)     (10,473)

Balance, December 31, 1998      1,500,000  1,500           -       (10,473)      (8,973)

Net loss                             -         -           -       (10,000)     (10,000)

Balance, December 31, 1999      1,500,000  1,500           -       (20,473)     (18,973)

Net loss                             -         -           -       (10,130)     (10,130)

Balance, December 31, 2000      1,500,000  1,500           -       (30,603)     (29,103)

Net loss                                                           (10,000)     (10,000)

Balance, December 31, 2001      1,500,000  1,500           -       (40,603)     (39,103)

Net loss                             -         -           -       (10,897)     (10,897)

Balance, December 31, 2002      1,500,000  1,500           -       (51,500)     (50,000)

Net loss                             -         -           -       (10,000)     (10,000)

Balance, December 31, 2003      1,500,000 $1,500  $        -   $   (61,500) $   (60,000)


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

Date: September 9, 2005

/s/Norbert L. LeBoeuf
----------------------------------------
Norbert L. LeBoeuf, Chief Financial Officer



Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Dempsey K. Mork, certify, pursuant to 18 U.S.C. Section
1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002, that the Annual Report of Asian
Financial, Inc. on Form 10-KSB for the year ended December
31, 2003 fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Asian Financial, Inc.

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