Form 10QSB/A
period 2004-03-31
ASIAN FINANCIAL INC
filed 2006-07-11
CIK 1086142

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



                          ASIAN FINANCIAL, INC.
                     (A Development Stage Company)
                       STATEMENTS OF OPERATIONS
                             (UNAUDITED)

                                                               Cumulative from
                          For the Three Months Ended              Inception
                                    March 31,                 (August 10, 1998)
                             2004            2003            to March 31, 2004

Revenues                 $     -                $      -            $      -

Operating expenses           2,500                   2,500             64,000

Net loss from operations    (2,500)                 (2,500)           (64,000)

Other income (expense)          -                       -                  -

Net loss                    (2,500)                 (2,500)           (64,000)

Net income (loss) per share  $(0.00)              $ (0.00)

Weighted average number
   common shares outstanding 1,500,000           1,500,000
















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