Form 10QSB/A
period 2004-06-30
ASIAN FINANCIAL INC
filed 2006-07-11
CIK 1086142

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






                         ASIAN FINANCIAL, INC.
                     (A Development Stage Company)
                        STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                                                                         Cumulative
                                                                       from Inception
                  For the Three Months Ended  For the Six Months Ended  (August 10, 1998)
                              June 30,                 June 30,          to June 30,
                     2004          2003          2004          2003          2004

Revenues      $       -         $    -      $     -       $       -     $      -


Operating expenses  2,500         2,500          5,000         5,000        66,500
Net loss from operations2,500     2,500          5,000         5,000        66,500

Other income (expense)  -           -              -             -            -

Net loss      $    (2,500)      $ (2,500)    $  (5,000)    $  (5,000)     $(66,500)

Net loss per share $   -        $    -       $     -       $     -

Weighted average
   common shares
   outstanding    1,500,000     1,500,000      1,500,000     1,500,000






See accompanying notes to the financial statements.
                          ASIAN FINANCIAL, INC.
                     (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                          Cumulative
                                          For the Six Months Ended      from Inception
                                                   June 30,       (August 10, 1998) to
                                              2004          2003       June 30, 2004

Operating Activities
   Net income (loss)                     $  (5,000)     $  (5,000)    $   (66,500)

Adjustments to reconcile net loss to
   net cash used in operations:
   Issuance of shares for services rendered     -          -                  473
   Issuance of notes payable to related parties
      for services rendered                  5,000          5,000          65,000

Changes in operating assets and liabilities     -          -                 -
Cash used in operating activities               -          -               (1,027)

Investing Activities                            -          -                    -

Financing Activities
   Issuance of shares for cash                  -          -                1,027
Cash provided by financing activities           -          -                1,027

Net change in cash                              -          -                    -
Cash at beginning of the period                 -          -                    -

Cash at end of the period                 $     -       $  -            $       -

Supplemental information
Non-cash investing and financing activities:
Issuance of notes payable to related parties
   for services rendered                 $  5,000       $ 5,000           $65,000

See accompanying notes to the financial statements.


ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Six Months Ended June 30, 2004 and 2003, and the
Period of August 10, 1998 (Inception) through June 30, 2004
(UNAUDITED)


The condensed financial statements of Asian Financial, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the six months ended June 30, 2004 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company?s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a ?Development Stage Company? as defined in SFAS 7, ?Accounting and Reporting by Development Stage Companies.? Therefore, cumulative amounts are reported on the statements of operations, stockholders? deficit, and cash flows.

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


NOTE 3 - STOCKHOLDERS? DEFICIT

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company?s majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at June 30, 2004. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company has accrued $15,000 since January 1, 2003 for management services rendered by an affiliate of the Company?s majority shareholder/President pursuant to the terms of a convertible promissory note. This note is non-interest bearing and convertible at a rate of $0.02 per share for 750,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company?s officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.





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










Item 2.  MANAGEMENT?S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

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


(d) disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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

(d) disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

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