Form 10KSB/A
period 2005-12-31
ASIAN FINANCIAL INC
filed 2006-07-12
CIK 1086142

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

Dated:  March 29, 2006
Asian Financial, Inc.

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


/s/  Dempsey Mork            Date:  March 29, 2006
-----------------------            ---------------------
Dempsey Mork
President
Chief Executive Officer
Director


/s/  Norbert LeBoeuf          Date: March 29, 2006
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

Date:  March 29, 2006

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

Date: March 29, 2006

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

Date: March 29, 2006

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

Date: March 29, 2006

/s/ Norbert L. LeBoeuf
   ------------------------------
Norbert L. LeBoeuf
Chief Financial Officer