Form 10KSB
period 2000-12-30
ASIAN FINANCIAL INC
filed 2006-07-17
CIK 1086142

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






                                  PART I

Item 1.  Description of Business.
- - ---------------------------------

Business Development.
- - ---------------------

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



Liquidity.
- - ---------

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







Item 7.  Security Ownership of Certain Beneficial Owners and Management.
- ------------------------------------------------------------------------
          The following table sets forth the shareholdings of those persons who own more than five percent of the Company's common stock and/or management as of the date hereof, to wit:



                             Number of Shares         Percentage
Name and Address             Beneficially Owned       of Class
- -----------------            ------------------       --------

Dempsey K. Mork
Magellan Capital Corp.      225,000                   15.%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork
Magellan Capital Corp.      450,000                   30.%
Pension Plan and Trust
83-888 Ave. 51
Coachella, CA 92236


Dempsey K. Mork
Magellan Capital Corp.
Profit Sharing Plan and Tr 450,000                   30.%
83-888 Ave. 51
Coachella, CA 92236

Dempsey K. Mork             75,000                    5.%
50-855 Washington Street PMB 244
La Quinta, CA 92253

Randall A. Baker            30,750                    2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. LeBoeuf          28,500                    1.90%
P.O. Box 3171
Palm Springs, CA 92262





Item 8. Security Ownership of Management.
- - ---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                         Number of Shares
                         Beneficially Owned      Percentage of
Name and Address          as of 12/31/01          of Class
- - ----------------         ------------------      -------------

Dempsey K. Mork           1,200,000                   80.%
50-855 Washington Street PMB 244
La Quinta, CA 92253


Randall A. Baker             30,750                    2.05%
P.O. Box 1025
Morongo Valley, CA 92256

Norbert L. Le Boeuf          28,500                    1.90%
P.O. Box 3171
Palm Springs, CA 92262



     Totals:              1,259,750                   83.95%

     See the caption "Directors, Executive Officers, Promoters and Control Persons," below, Part I, Item 5, for information concerning the offices or other capacities in which the foregoing persons serve with the Company.



Changes in Control.
- - -------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.





PART III


Item 9.  Directors, Executive Officers, Promoters and Control Persons.
- - -------- -------------------------------------------------------------

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
                                  Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
- - ----                  ----       -----------   --------------

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









Significant Employees.
- - ----------------------

     The Company has no employees who are not executive officers.






Executive Compensation.
- - --------------------------------
None

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



Employment Contracts and Termination of Employment and Change-in-Control Arrangements.
- ------------------------------------------------------------------------

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





  -1-


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


- -3-

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

- -4-



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