Form 10KSB
period 2002-12-31
ASIAN FINANCIAL INC
filed 2006-08-23
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                            Form 10-KSB

[X}    ANNUAL REPORT PURSUANT TO SECTION 13 OR (15d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2002

[ ]    TRANSITION  REPORT  PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from
       ___________________ to __________________

           Commission File Number 000-27129

               Asian Financial, Inc.
       (Exact Name of Small Business Issuer as
             specified in its charter)

           NEVADA                                   91-1922225
(State or other Jurisdiction of                   I.R.S.
Employer
Incorporation or Organization)                 Identification
Number

69930 Highway 111, Ste 100, Rancho Mirage, CA        92270
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

Yes [ ]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                  1,500,000
                                  Number of Shares Outstanding
                                         At July 25, 2006

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

Common Stock

On August 20, 1998 473,250 shares of Common Stock were issued to individuals for services rendered at par for a total value of $473.

On December 15, 1998, 1,026,750 shares of Common Stock were sold at par of $.001 per share, for a total value of $1,027. Total shares issued and outstanding at year end December 31, 1998 were 1,500,000.

As of December 31, years 1998 to 1999, and, 2001 and 2002, there were 1,500,000 share issued and outstanding.

Preferred Stock

No Preferred Stock has been issued since inception (August 10, 1998)through years ended December 31, 2001 and 2002.


Item 2. Description of property

The Company's headquarters in Rancho Mirage, CA are furnished by the Company's President at no charge.

Item 3. Legal Proceedings

None

Item 4. Submission of matters to a vote of security holders.

None
                                Part II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Company's securities, and the Company will act as its own transfer agent until an active public trading market is established. As of December 31, 2002, there were 1,500,000 common shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 52 shareholders at July 25, 2006.

Item 6 Management's Discussion and Analysis or Plan of Operation

No significant business activity was conducted by the Company during the fiscal year 2002. As a result, no income was earned by the Company in 2002 and there was no cash at the end of the year.

The primary activity of the Company has involved seeking merger or acquisition candidates. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. We will encounter various risks in implementing and executing our business strategy. We can provide no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business. The Company intends to structure a merger or acquisition in such manner as to minimize federal and state tax consequences to the Company and the target company.

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

Plan of Operation

The Company has not engaged in any material operations or had any revenues from operations during the past two fiscal years.
The Company incurred operating expenses totaling $10,897 and $10,000 for the years ended December 31, 2002 and 2001, respectively.

We do not expect to purchase any significant equipment for the foreseeable future, unless necessitated by a merger with an operating company.

We do not expect any significant changes in the number of employees in the next twelve months, unless necessitated by a merger with an operating company.

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



There were no disagreements between us and Child, Sullivan & Company for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

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

Item 8a.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of December 31, 2002, the evaluation date.

There have not been any significant changes in the internal controls of The Company or other factors that could significantly affect internal Controls relating to the Company since the evaluation date.


Item 8b.  Other Information

None
                              PART III

Item 9.  Directors, Executive Officers, Promoters and Control
Persons; Compliance with Section 16(A) of the Exchange Act.

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

                                         Date of         Date of
                      Positions        Election or
Termination
Name                  Held             Designation   or
Resignation
- -------------------  -------------     -----------   ---------
-----
Dempsey K. Mork      President,          8/10/1998          N/A
                     CEO, Director

Norbert L. LeBoeuf   CFO, Director       12/15/2001     N/A


Business Experience.

Dempsey Mork has been the majority shareholder, President, Chief Executive Officer and Chairman of the Board of Asian Financial, Inc. since its formation on August 10, 1998. Mr. Mork is an officer and director in the following corporations: Magellan Capital Corp.; Animal Cloning Sciences, Inc.; Knickerbocker Capital Corporation; Apex Capital Group, Inc.; Northstar Ventures, Inc.; Orion U.S.A. Inc.; China Holdings, Inc.; Southwest Holdings and Development, Inc.; Stonebridge Investment, Inc.; and, Woodstock Tree Farms. Mr. Mork assists companies in complying with securities regulations, and raising capital. During the period of 1992 through 1996, Mr. Mork maintained offices in Geneva, Switzerland and Hong Kong. During this period, Mr. Mork arranged financing for small US public companies from European and Asian financial institutions. He will spend approximately 20 hours per month on Asian Financial's business activities.

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

Code of Ethics

The Company has adopted a code of ethics that applies to the chief executive officer and chief financial officer that has been previously filed with the SEC.


Item 10. Executive Compensation.

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


Item 11. Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons who own more than 5% of the 1,500,000 shares of the Company's common stock outstanding as of the date of this filing, and/or belong to management:

Percent of
                                     Number of Shares
1,500,000 SHS.
Name and Address                  Beneficially Owned Outstanding
-------------------------------     ------------------   -----
LISTING 473,250 SHS ISSUED 8/20/98
Dempsey K.  Mork                          75,000*         5.00%*
69930 Highway 111
Suite 100
Rancho Mirage, CA 92270 (1)

Norbert L. LeBoeuf                        28,500          1.90%
69930 Highway 111
Rancho Mirage, CA 92270
                                       ---------          ------
  Sub Total Officers/Directors           103,500          6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:
 Randall A. Baker                         30,750          2.05%
 P.O. Box 1025
 Morongo Valle, CA 92256

 Robert Filiatreaux                       37,500          2.50%
 77545 Chillon
 La Quinta, CA 92253



Magellan Capital Corp.                   225,000         15.00%
69930 Highway 111
Suite 100
Rancho Mirage, CA 92270

Magellan Litigation Services              76,500          5.10%
69930 Highway 111
Suite 100
Rancho Mirage, CA 92270
                                       ---------          ------
  Total SHS Issued 8/20/98               473,250          31.55%
    For Services Rendered              ---------          ------

LISTING 1,026,750 SHS SOLD 12/15/98
Magellan Capital Corp.
 Dempsey K. Mork
 Pension Plan and Trust                  450,000*        30.00%*
 69930 Highway 111 Suite 100
 Rancho Mirage, CA 92270

Magellan Capital Corp.
 Dempsey K. Mork
 Profit Sharing Plan and Trust           450,000*        30.00%*
 69930 Highway 111
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
                                       =========
======

*Beneficial ownership of Dempsey K. Mork

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:

                                Number of Shares         Percent
                               Beneficially Owned 1,500,000 SHS.
Name and Address                 as of 12/31/02
Outstanding
- --------------------           ------------------      -------
------
Dempsey K. Mork                     975,000*              65.00%
69930 Highway 111
Suite 100
Rancho Mirage, CA 92270

Norbert L. Le Boeuf                  28,500                1.90%
69930 Highway 111
Suite 100
Rancho Mirage, CA 92270
     Totals:                      1,003,500               66.90%
                                  =========               =====

Item 12.  Certain Relationships and Related Transactions

The Company has accrued $10,000 per year for management services rendered by Dempsey Mork (the Company's majority shareholder/President) pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 and $40,000 at December 31, 2002 and 2001,
respectively. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008. Interest on the note has not been imputed due to its minimal impact on the financials.

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

Audit Fees

The fees incurred during the years ending December 31, 2002 and 2001 for professional services rendered by our former principal accountant, David Winings, CPA, for the audits of our annual financial statements and review of our quarterly financial statements is $-0- and $-0-, respectively.

The Company did not incur any fees during the years ending December 31, 2002 or 2001 for professional services rendered by our current principal accountant, Child, Van Wagoner & Bradshaw, PLLC, for the audits of our annual financial statements and review of our quarterly financial statements.

Audit-Related Fees

The Company did not incur any fees for the year ending December
31, 2002 or 2001 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company did not incur any fees for the year ending December
31, 2002 or 2001 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ending December 31, 2002 or 2001 for professional services rendered by our auditors for all other services not disclosed above.

                       SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    July 28, 2006

Asian Financial, Inc.

/s/ Dempsey K. Mork
- --------------------------------------------
By:  Dempsey K. Mork, President/CEO-Director

/s/  Norbert L. LeBoeuf
- -------------------------------------
Norbert L. LeBoeuf
CFO

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Signature                    Capacity                    Date

/s/Dempsey K. Mork         President/CEO           July 28, 2006
- ---------------------        Director
Dempsey K. Mork

/s/Norbert LeBoeuf      Chief Financial Officer/   July 28, 2006
- ---------------------        Director








                           ASIAN FINANCIAL, INC.
(A Development Stage Company)

Financial Statements

For the Years Ended December 31, 2002 and 2001, and the
Period of August 10, 1998 (inception) to December 31, 2002




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

Statements of Cash Flows                                     F-5

Notes to the Financial Statements                      F-6 - F-8



Report of Independent Registered Public Accounting Firm


To the Board of Directors
Asian Financial, Inc.

We have audited the balance sheet of Asian Financial, Inc. (a development stage company) (the Company) as of December 31, 2002, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. The financial statements for the period of August 10, 1998 (inception) through December 31, 2001 were audited by another auditor, who expressed an unqualified opinion in his audit report dated May 16, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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





Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
July 25, 2006





                            ASIAN FINANCIAL, INC.
(A Development Stage Company)
                               BALANCE SHEETS
                             December 31, 2002 and 2001

                             As of December 31,
                                          2002           2001
                                        -------         -------
ASSETS
======
CURRENT ASSETS
  CASH IN BANK                         $    -0-        $    897

PROPERTY AND EQUIPMENT                      -0-             -0-

OTHER ASSETS                                -0-             -0-
                                         ------          ------
  TOTAL ASSETS                         $    -0-        $    897
                                         ======          ======

LIABILITIES AND STOCKHOLDERS' DEFICIT
====================================
 LIABILITIES
  LONG-TERM LIABILITIES
    NOTES PAYABLE -
     RELATED PARTY (NOTE 4)           $ 50,000        $ 40,000

                                         ------          ------
  TOTAL LIABILITIES                      50,000         40,000
                                         ------          ------
STOCKHOLDERS' DEFICIT (NOTE 3)
=====================
  PREFERRED STOCK, PAR VALUE $.001;
   1,000,000 AUTHORIZED; -0- SHARES
   ISSUED AND OUTSTANDING AT 12/31/01
   AND 12/31/00                             -0-             -0-
  COMMON STOCK, PAR VALUE $.001;
   100,000,000 AUTHORIZED; 1,500,000
   SHARES ISSUED AND OUTSTANDING
   AT 12/31/2002 AND 12/31/2001           1,500           1,500

  DEFICIT ACCUMULATED DURING DEVELOPMENT STAGE
(51,500)        (40,603)
                                         ------          ------
  TOTAL SHAREHOLDERS' DEFICIT           (50,000)        (39,103)
                                         ------          ------
  TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT              $    -0-        $    897
                                         ======          ======

The accompanying notes are an integral part of these financial statements.


                      ASIAN FINANCIAL, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS

                                   Period of                Inception
(Aug. 10,
                                                            1998) to
                                 Years Ended Dec. 31,       Dec. 31,
                                        2002         2001          2002
                                      -------      -------  ----------
  REVENUES                          $    -0-     $    -0-    $    -0-

  EXPENSES
   Administrative Support Services    10,000       10,000      50,000

     Office Expense                      897          -0-       1,500
                                      ------       ------   --------
     Total Expenses                   10,897       10,000      51,500

  INCOME (LOSS) BEFORE TAXES         (10,897)    (10,000)    (51,500)

  INCOME TAXES                           -0-          -0-         -0-
                                      ------       ------     -------
  NET INCOME (LOSS)                 $(10,897)     (10,000)   $(51,500)
                                    ========      ========    ========

PER SHARE INFORMATION

BASIC AND DILUTED LOSS
   PER COMMON SHARE                 $(0.001)     $(0.001)
                                       -----        -----
 BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF
  COMMON STOCK SHARES OUTSTANDING   1,500,000    1,500,000
                                    =========    =========


The accompanying notes are an integral part of these financial statements


                                 ASIAN FINANCIAL, INC.
                            (A Development Stage Company)
                      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        For the Period of August 10, 1998 (inception) to December 31, 2002

                                                             Deficit
                                                              Accum.  Total
                                                Additional   During   Stock-
                                        Common   Paid-In      Dev.   Holders'
                            Shares      Stock    Capital     Stage    Deficit

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















The accompanying notes are an integral part of these financial statements





                ASIAN FINANCIAL, INC.
              STATEMENT OF CASH FLOWS

                                        Period of             Inception
                                                              (Aug. 10,
                                                              1998) to
                                         Year Ended Dec. 31,   Dec. 31,
                                          2002        2001     2002
                                        -------     -------   --------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME (LOSS)                      $(10,897)   $(10,000)  $(51,500)
ADJUSTMENTS TO RECONCILE NET INCOME
  TO NET CASH PROVIDED BY OPERATING
  ACTIVITIES:
ISSUANCE OF NOTES PAYABLE TO
  RELATED PARTY FOR
  SERVICES RENDERED                     10,000      10,000  50,000
COMMON SHARES ISSUED FOR SERVICES           -0-         -0-       473
                                         ------      ------   -------
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                     (897)       -0-   (1,027)

CASH FLOWS FROM INVESTING ACTIVITIES        -0-         -0-

CASH FLOWS FROM FINANCING ACTIVITIES
  ISSUANCE OF COMMON STOCK                  -0-         -0-      1,027
                                         ------      ------    -------
NET CASH PROVIDED (USED) BY
  FINANCING ACTIVITIES                      -0-        -0-       1,027


NET INCREASE (DECREASE) IN CASH            (897)        -0-      -0-

CASH AT BEGINNING OF PERIOD                 897         897    -
                                         ------      ------    -------
CASH AT END OF PERIOD                  $    -0-    $    897    -
                                         ======      ======    =======

SUPPLEMENTAL DISCLOSURES

INTEREST PAID                          $    -0-    $    -0-
                                         ======      ======
INCOME TAXES PAID                      $    -0-    $    -0-
                                         ======      ======






The accompanying notes are an integral part of these financial statements
                         ASIAN FINANCIAL, INC.
                    NOTES TO FINANCIAL STATEMENTS
              For the Years Ended December 31, 2005 and 2004, and the Period of August 10, 1998 (inception) to December 31, 2002



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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2002 or 2001.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the years ended December 31, 2002 and 2001. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax expense or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $51,500, which starts expiring in the year 2018. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $18,025 and has been offset by a full valuation allowance, which increased by $3,814 and $3,500 during the years ended December 31, 2002 and 2001, respectively.

Reclassifications
Certain items in the 2001 financial statements have been reclassified to conform to the 2002 presentation.

Recently Issued Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." This statement requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statement No. 66 and 67."
This statement amends FASB Statement No. 66 and 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.
This statement is effective for financial statements for fiscal years beginning after June 15, 2005.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment of APB Opinion No. 29." This statement amends
Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

In December 2004, the FASB issued a revision of SFAS No. 123,
"Share-Based Payment." This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This statement is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005.

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

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This statement improves financial reporting by eliminating the exemption from applying statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156 " Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 3 - STOCKHOLDERS' DEFICIT
Common Stock
On August 20, 1998, the Company issued 473,250 shares of Common Stock at $.001 par value to individuals (including officers/directors) for consulting services provided to the Company for a total value of $473.

On December 20, 1998, the Company issued 1,026,750 shares of stock at the stated par value of $.001 per share in a cash transaction totaling $1,027.

Total shares of Common Stock issued and outstanding were 1,500,000 at December 31, 2002 and 2001.

Preferred Stock
No Preferred shares have been issued and none are outstanding from inception (August 10, 1998) through year ending December 31, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/president pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 and $40,000 at December 31, 2002 and 2001, respectively. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008. Interest has not been imputed, due to its minimal impact on the financial statements.

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

   Date:  July 25, 2006

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

   Date:  July 25, 2006

/s/Norbert LeBoeuf
- ----------------------------------------
Norbert LeBoeuf, Chief Financial Officer


CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the Chief Executive Officer of Asian Financial Group, Inc. (the 'Company"), hereby certify, that to the best of my knowledge, the annual report on Form 10-KSB of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2006

/s/Dempsey K. Mork
Dempsey K. Mork
Chairman and Chief Executive Officer




CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. 1350 (as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002), I, the Chief Financial Officer of Asian Financial Group, Inc. (the "Company"), hereby certify, that to the best of my knowledge, the annual report on Form 10-KSB of the Company for the year ended December 31, 2002 (the "Report") fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 25, 2006

 /s/Norbert LeBoeuf
Norbert LeBoeuf,
Chief Financial Officer