Form 10QSB
period 2001-06-30
ASIAN FINANCIAL INC
filed 2006-08-24
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION

         WASHINGTON, D.C. 20549
                FORM 10-QSB

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[ ]     TRANSITION  REPORT  PURSUANT TO SECTION 13
        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934 for the transition period from
        ________________ to _______________

           Commission File Number 000-27129

               Asian Financial, Inc.
      (Exact Name of Small Business Issuer as
              specified in its Charter)

          Nevada                                      91-1922225
(State or other Jurisdiction of                     I.R.S. Employer
Incorporation or Organization                    Identification Number

69930 Highway 111 Ste 100 Rancho Mirage, CA               92236
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

Yes  X      No

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                       1,500,000
Title of Class                             Number of Shares Outstanding
                                                at June 30, 2001

No exhibits included.



Item 1. Financial Statements
               Asian Financial, Inc.
                   BALANCE SHEET

                                     June 30             December 31,
                                       2001                 2000
                                     --------            ------------

              ASSETS
              ======
Current Assets

  Cash                              $     -0-            $      897
                                    ---------             ---------
TOTAL ASSETS                       $      -0-            $      897
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
  issued & outstanding 1,500,000
  at 6/30/01 and 12/31/00
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
                                     ========              ========

The accompanying notes are an integral part of these financial statements


                Asian Financial, Inc.
               STATEMENT OF OPERATIONS
   For Three Months and Six Months Ended June 30,
                    2001 and 2000

<CAPTION
                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                   2001          2000        2001      2000
Revenues                      $     -0-      $     -0-   $     -0-  $    -0-

General and administrative
 Expenses:
         Misc Office Expenses       -0-            -0-         897       -0-
         Admin Support Services     -0-            -0-      10,000    10,000
                               --------       --------    --------   -------
Income/(Loss) from Operations $(    -0-)     $(    -0-)  $( 10,897) $(10,000)

Other income/(expenses)             -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Gain (loss) from continuing
     operations               $(    -0-)     $(    -0-)  $( 10,897) $(10,000)

Gain (loss) from discontinued
     operations                     -0-            -0-         -0-       -0-
                               --------       --------    --------  --------
Net income (loss)             $(    -0-)     $(    -0-)  $( 10,897) $(10,000)
                               ========       ========    ========  ========
Per share information:
----------------------
Basic (loss) per common share
 Continuing operations          $(0.000)     $(0.000)    $(0.007)  $(0.007)
                                 ------        ------      ------    ------
 Discontinued operations        $(0.000)     $(0.000)    $(0.000)  $(0.000)
                                 ------        ------      ------    ------
Basic weighted average number
 common stock shs outstanding  1,500,000     1,500,000   1,500,000 1,500,000
                               =========     =========   ========= =========
Diluted (loss) per common share
 Continuing operations          $(0.000)      $(0.000)    $(0.007)  $(0.007)
                                 ------        ------      ------    ------
 Discontinued operations        $(0.000)      $(0.000)    $(0.000)  $(0.000)
                                 ------        ------      ------    ------
Diluted weighted average number
 common stock shs outstanding  1,500,000     1,500,000   1,500,000 1,500,000
                               =========      =========   ========= =========

The accompanying notes are an integral part of these financial statements

             Asian Financial, Inc.
            STATEMENT OF CASH FLOWS
For Three Months & Six Months Ended June 30,
                 2002 and 2001

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          2001        2000     2001      2000
                                        -------------------  ------------------
Operating Activities:
 Net income (loss)                     $(    -0-)$(    -0-)$( 10,897)$( 10,000)

 Cash provided (used) on changes in:
  current assets/decrease(increases) &
  current liabilities/(decr.)incr.           -0-       -0-    10,000    10,000
                                        --------  --------  --------  --------
Net cash provided (used) by
     Operating activities              $(    -0-)$(    -0-)$(    897)$(    -0-)

Cash provided (used) by
     Financing activities              $     -0- $     -0- $     -0- $     -0-


Cash provided (used) by
     Investing activities              $     -0- $     -0- $     -0- $     -0-
                                        --------  --------  --------  --------
Net increase (decrease) in             $(    -0-)$(    -0-)$(    897)$(    -0-)

CASH, BEGINNING OF PERIOD                    897       -0-       897       -0-
                                        --------  --------  --------  --------
CASH, END OF PERIOD                    $     -0- $     -0- $     -0- $     -0-
                                        ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements





           Asian Financial, Inc.
              FINANCIAL NOTES
   PERIOD ENDING SIX MONTHS JUNE 30, 2001

GENERAL.
The condensed consolidated financial statements of Asian Financial, Inc. included herein, have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange
Commission. Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, Asian Financial, Inc. believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three month period ended June 30, 2001 should be read in conjunction with the financial statements and notes thereto included in this report, the three months ended March 31, 2001 quarterly report and the Asian Financial, Inc.'s
Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

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

The total shares of Common Stock authorized and issued as of December 31, 1998, 1999, 2000, and June 30, 2001 are 1,500,000, at a total value of $1,500.00.

There are no Preferred Shares issued or outstanding from inception (August 10, 1998) through the period ended June 30, 2001.

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

NOTE 3-RELATED PARTY TRANSACTIONS

There have been no related party transactions for the current three months and six months ended June
30, 2001.

Prior periods transactions are set forth in detail in Asian Financial's Annual Report 10KSB dated
12/31/2000.

NOTE 4-CONVERTIBLE PROMISSORY NOTE PAYABLE $50,000

An accrual of $10,000 per year for Administrative
Support has been made for the years 1998 through June 30, 2001.

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

For the three month and six month periods ended
June 30, 2001 and 2000, the Company did not pursue any financing activities.

For the three month and six month periods ended
June 30, 2001 and 2000, the Company did not pursue any investing activities.

Results of Operations. For the three & six months ended June 30, 2001 and 2000, Asian Financial has not received any revenues from operations.

General and administrative expenses for the three months ended June 30, 2001 were $-0-, resulting in a loss from operations of $(-0-). Six months ended
June 30, 2001 expenses were $10,897, resulting in a loss of ($10,897).

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