Form 10KSB
period 2006-06-30
ASIAN FINANCIAL INC
filed 2006-08-28
CIK 1086142

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                    FORM 10-KSB

   [ ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                  For the six months ended June 30, 2006

[X]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 for the transition period from

January 1, 2006 to June 30, 2006


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

(1) Yes [X]  No [ ]  (2)  Yes [X]  No [ ]

  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.    [ ]

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common equity, as of the latest practicable date:


Common Stock, $.001 par value                            1,500,000
       Title of Class                         Number of Shares Outstanding
                                                    at August 18, 2006
No exhibits included.


PART I

Item 1.  Description of Business.

Business Development.

Asian Financial, Inc. (the Company) was organized under the laws of the State of Nevada on August 10, 1998. The Company was incorporated to engage in any lawful activity. On July 27, 2005, the Company merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming. Only July 18, 2006, the Company elected to change its fiscal year end from December 31 to June 30. The change was approved by a majority of the Company's shareholders. The Company has not commenced operations and has not generated any revenues since inception. There are no employees other than officers or directors.

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

As of June 30, 2006, there were 1,500,000 common shares issued and outstanding.

Preferred Stock

No preferred stock has been issued since inception (August 10, 1998) through June 30, 2006.

Item 2. Description of Property

The Company currently has no assets or property. The Company's headquarters are furnished at no charge by Mr. Dempsey Mork, President/CEO.

Item 3. Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None




Part II

Item 5.  Market for Common Equity and Related Stockholders.

There is not currently a public trading market for the Company's securities, and the Company will act as its own transfer agent until an active public trading market is established. As of June 30, 2006, there were 1,500,000 common shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future. There were 52 shareholders at June 30, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation

No significant business activity was conducted by the Company during the transitional period from December 31, 2005 through June 30, 2006. As a result, no income was earned by the Company in this period and there was no cash at the end of the year.

The primary activity of the Company will involve seeking merger or acquisition candidates with whom it can either merge or acquire. The Company is in negotiation to acquire a China-based printing equipment company. The transaction, if commenced, would, among other things, change the Company from a shell company into an operating company.
In addition, it would change the majority ownership of the Company's outstanding shares of common stock and the composition of the board
of directors.    There can be no assurance that the Company will
enter into such transaction; in fact, several issues remain in negotiation and several material conditions to the transaction remain unsatisfied.



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

Plan of Operation

The Company has not engaged in any material operations or had any revenues from operations since inception. The Company incurred operating expenses totaling $1,400 and $0 for the six months ended June 30, 2006 and 2005, respectively.

We do not expect to purchase any significant equipment until a merger occurs.

We do not expect any significant changes in the number of employees until a merger occurs.

We do not currently provide any services and have not generated any revenues, and we do not expect to generate revenues until a merger occurs, nor do we anticipate incurring any significant expenses. Therefore, we will continue to operate on a minimal operating budget. Any expenses incurred will be paid for by our officers and directors and reimbursed once a merger or acquisition transaction takes place and we start generating cash flows. We intend to limit our operations to seeking merger and acquisition candidates, and don't believe it is necessary to raise any additional funds until a merger occurs.

Item 7.  Financial Statements.

See financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending June 30, 2006 and the interim periods for 2006.
The decision to change our independent auditor was approved by our Board of Directors.

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

Item 8a.  Controls and Procedures

The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the annual report on Form 10-KSB for the year ended June 30, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of June 30, 2006, the evaluation date.

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

None

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(A) of the Exchange Act

The following table sets forth the names of all current directors and executive officers of the Company. These are the only persons whose activities are expected to be material to the Company. They will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination:

                                             Date of           Date of
                                           Election or   Termination or
Name                  Positions Held       Designation      Resignation
- -------------------   ------------------   -------------  ------------

Dempsey K. Mork   President/CEO/Director    8/10/1998               N/A

Norbert L. LeBoeuf       CFO/Director      12/15/2001               N/A


Business Experience of Directors/Executive Officers:

Mr. Mork age 64 has been the majority shareholder, President, and Chief Executive Officer/Director of Asian Financial, Inc. since 1998. For the past eight years, he has been an officer/director of Magellan Capital Corporation, Animal Cloning Sciences, Silver Bow Antique Aviation, Apex Capital Group, Inc., Knickerbocker Capital Corporation and North Star Ventures. Mr. Mork has experience in start-up companies, business reorganizations and cross border business transactions. He will spend approximately 20 hours per month on Asian Financial, Inc. business.

Mr. Norbert LeBoeuf age 78 is a shareholder, officer/director of Asian Financial, Inc. He has been responsible for all accounting and tax functions for all companies with which Mr. Mork has been affiliated. Mr. LeBoeuf's professional career includes three years in the U.S. Marine Corps Legal/Administrative functions (1952-55) and forty years in all areas of accounting for small, medium and large (Fortune 500 Companies) in Electronics, Manufacturing and Aerospace. He is also an officer/director of Knickerbocker Capital Corporation, Silver Bow Antique Aviation, Northstar Ventures, Animal Cloning Sciences, and Apex Capital Group, Inc., and will spend approximately 20 hours per month on Asian Financial, Inc. business.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth the shareholdings of those persons or entities who own more than 5% of the 1,500,000 shares of the Company's common stock outstanding as of the date of these filings, and/or belong to management hereof, to wit:

                                  Number of Shares          Percentage
Name and Address                  Beneficially Owned          of Class
- - ------------------------------   ---------------------      -------
LISTING 473,250 SHS ISSUED 8/20/98:

Dempsey K.  Mork                            75,000*              5.00%*
69930 Highway 111,
Suite 100
Rancho Mirage, CA 92270 (1)

Norbert L. LeBoeuf                          28,500               1.90%
69930 Highway 111,
Suite 100
Rancho Mirage, CA 92270 (1)                    ---------             --
- ----
  Sub-total Officers/Directors              103,500               6.90%
(1)Addresses are in c/o the Company

Other Shareholders/Former Associates:

Randall A. Baker                             30,750               2.05%
P.O. Box 1025
Morongo Valle, CA 92256

Robert Filiatreaux                           37,500               2.50%
77545 Chillon
Rancho Mirage, CA 92270

Magellan Capital Corp.                      225,000              15.00%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270

Magellan Litigation Services                 76,500               5.10%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270
                                          ---------             ------

Total shares issued 8/20/98                473,250              31.55%
    for services rendered                 ---------             ------

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
                                            =======               =====

The following table sets forth the shareholdings of the Company's directors and executive officers as of the date hereof, to wit:


                              Number of Shares       Percent
                               Beneficially Owned    1,500,000 SHS.
Name and Address                 as of 06/30/06        Outstanding
- - --------------------           ------------------      -------------
Dempsey K. Mork                     975,000*          65.00%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270

Norbert L. Le Boeuf                  28,500           1.90%
69930 Highway 111,
 Suite 100
Rancho Mirage, CA 92270
                                 ---------            -----
     Totals:                     1,003,500           66.90%
                                   =========          =====


 Item 12.  Certain Relationships and Related Transactions

Convertible Notes

The Company has accrued $10,000 per year for management services rendered by Dempsey Mork (the Company's majority shareholder/President) pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at June 30, 2006. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The Company accrued total fees of $20,000 during 2003 and 2004 for management services rendered by Millennium Capital, Inc., a Company affiliated with the Company's majority shareholder/President, pursuant to the terms of a convertible promissory note. This note is non- interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

The accruals were initially incurred for services rendered in the normal course of business and subsequently made into convertible promissory notes to give the related parties the option to be repaid with common stock. Since the accruals were for services and there was no cash outlay, interest has not been imputed. Total balance of the convertible notes was $70,000 at June 30, 2006.

Reimbursements

The Company's President paid $3,915 during the six months ended June 30, 2006 for audit fees incurred by the Company, and has paid $5,900 since inception. The advances are non-interest bearing and will be reimbursed once the Company starts generating cash flows.

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

Exhibit No.
- - --------------

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

31.1     Certification Under Section 302 of the Sarbanes-Oxley Act of
2002

31.2     Certification Under Section 302 of the Sarbanes-Oxley Act of
2002

32.1     Certification Under Section 906 of the Sarbanes-Oxley Act of
2002

32.2      Certification Under Section 906 of the Sarbanes-Oxley Act of
2002

(b)

On July 18, 2006, the Company filed an 8K announcing the redomicile of the Company from Nevada to Wyoming. On July 20, 2005 the Company merged into Asian Financial, Inc., a Wyoming company in a merger solely for the purpose of redomicile. No other changes were made to the Company.

Only July 18, 2006, the Company filed an 8K announcing it has elected to change its fiscal year end from December 31 to June 30. The change was approved by a majority of the Company's shareholders.


On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending June 30, 2006 and the interim periods for 2006.
The decision to change our independent auditor was approved by our Board of Directors (see Item 8).

ITEM 14. Principal Accountant Fees and Services

All audit and related services are approved by the Board of Directors (the acting audit committee) prior to the rendering of services.

Audit Fees

The fees incurred during the six months ended June 30, 2006 and 2005 for professional services rendered by our principal accountant, Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), for the audits of our annual financial statements and review of our quarterly financial statements is $1,400 and $0, respectively. The Company did not incur any fees during the years ending June 30, 2006 or December 31, 2005 for professional services rendered by our former principal accountant, David Winings, CPA, for the audits of our annual financial statements and review of our quarterly financial statements.

Audit-Related Fees

The Company did not incur any fees for the six months ending June 30, 2006 or 2005 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company did not incur any fees for the six months ending June 30, 2006 or for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the six months ending June 30, 2006 or 2005 for professional services rendered by our auditors for all other services not disclosed above.


SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  __________________
Asian Financial, Inc.

By:  /s/  Dempsey Mork
- - -------------------------------------
Dempsey Mork
President and CEO


By:  /s/  Norbert L. LeBoeuf
- - -------------------------------------
Norbert L. LeBoeuf
CFO





ASIAN FINANCIAL, INC.
(A Development Stage Company)

Financial Statements

For the Six Months Ended June 30, 2006 and 2005, and the
Period of August 10, 1998 (inception) to June 30, 2006




Report of Independent Registered Public Accounting Firm      F-1

Financial Statements:

Balance Sheets                                               F-2

Statements of Operations                                     F-3

Statement of Changes in Stockholders' Deficit                F-4

Statements of Cash Flows                                     F-5

Notes to the Financial Statements                      F-6 - F-8





Report of Independent Registered Public Accounting Firm


To the Board of Directors
Asian Financial, Inc.

We have audited the balance sheet of Asian Financial, Inc. (a development stage company) (the Company) as of June 30, 2006, and the related statements of operations, changes in stockholders' deficit and cash flows for the six months then ended, and for the period of January 1, 2002 through June 30, 2006. The financial statements for the period of August 10, 1998 (inception) through December 31, 2001 were audited by another auditor, who expressed an unqualified opinion in his audit report dated March 26, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2006, and the results of its operations and its cash flows for the six months then ended, and for the period of January 1, 2002 through June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

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





Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
August 18, 2006




                           ASIAN FINANCIAL, INC.
                       (A Development Stage Company)
                              BALANCE SHEET
                             June 30, 2006

ASSETS
Total assets                                     $        -
                                                   ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Current liabilities:
Accounts payable                                 $    1,400
Accounts payable - related parties (note 4)           5,900
                                                 ----------

Total current liabilities                             7,300

Long-term liabilities:
Notes payable - related parties (note 4)             70,000
                                                  ---------
Total liabilities                                    77,300

STOCKHOLDERS' DEFICIT (note 3)

Preferred stock; $0.001 par value;
  1,000,000 shares authorized; no
  shares issued and outstanding                           -

Common stock; $0.001 par value;
  100,000,000 shares authorized;
  1,500,000 shares issued and outstanding             1,500

Additional paid-in capital                                -
Deficit accumulated during development stage        (78,800)
                                                 ----------
Total stockholders' deficit                         (77,300)

Total liabilities and stockholders' deficit      $        -
                                                 ==========




</table>See accompanying notes to financial statements.





                       ASIAN FINANCIAL, INC.
                    (A Development Stage Company)
                       STATEMENTS OF OPERATIONS

                                                 Cumulative
                                                    from
                                                 inception
                  For the six     For the six     (Aug 10,
                 months ending   months ending    1998) to
                    June 30,       June 30,       June 30,
                     2006           2005           2006
                 -------------   -----------  ------------
                                 (Unaudited)

Revenues         $        -     $        -      $       -

Operating
expenses              1,400              -         78,800
                 ----------     ----------      ---------
Net loss from
operations           (1,400)             -        (78,800)

Other income
(expense)                 -              -              -
                 ----------     ----------      ---------
Net loss         $   (1,400)                      (78,800)
                 ==========     ==========      =========
Net loss
per share        $        -     $        -      $       -
                 ==========     ==========      =========

Weighted ave.
common shares
outstanding      1,500,000       1,500,000
                 =========      ==========
</table>See accompanying notes to financial statements.


                                   ASIAN FINANCIAL, INC.
                            (A Development Stage Company)
                    STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
               For the Period of August 10, 1998 (inception) to June 30, 2006

                                                              Deficit
                                                            Accumulated
                                               Additional     During
                                        Common   Paid-In    Development
                            Shares      Stock    Capital        Stage   Total
                           -----------   ------- ---------   ---------- ------
Balance, Aug. 10, 1998
   (date of inception)              -    $     -  $     -   $        -  $     -

Shares issued for
   services                    473,250       473        -            -       473

Shares issued for cash       1,026,750     1,027        -            -     1,027

Net loss                             -         -        -      (10,473)  (10,473)
                            ----------   -------   ------    ---------   -------
Balance, Dec. 31, 1998       1,500,000     1,500        -      (10,473)   (8,973)

Net loss                             -         -        -      (10,000)  (10,000)
                            ----------   -------   ------    ---------   -------
Balance, Dec. 31, 1999      1,500,000      1,500        -      (20,473)  (18,973)

Net loss                            -          -        -      (10,130)  (10,130)
                            ----------   -------   ------    ---------   -------
Balance, Dec. 31, 2000      1,500,000      1,500        -      (30,603)  (29,103)

Net loss                            -          -        -      (10,000)  (10,000)
                            ---------    -------   ------    ---------   -------
Balance, Dec. 31, 2001      1,500,000      1,500        -      (40,603)  (39,103)

Net loss                            -          -        -      (10,897)  (10,897)
                            ---------    -------   ------    ---------   -------
Balance, Dec. 31, 2002      1,500,000      1,500        -      (51,500)  (50,000)

Net loss                            -          -        -      (10,000)  (10,000)
                            ---------    -------   ------     --------   -------
Balance, Dec. 31, 2003      1,500,000      1,500        -      (61,500)  (60,000)

Net loss                            -          -        -      (10,000)  (10,000)
                            ---------    -------   ------     --------   -------
Balance, Dec. 31, 2004      1,500,000      1,500        -      (71,500)  (70,000)

Net loss                            -          -        -       (5,900)   (5,900)
                            ---------    -------   ------     --------   -------
Balance, Dec. 31, 2005      1,500,000      1,500        -      (77,400)  (75,900)

Net loss                            -          -        -       (1,400)   (1,400)
                            ---------    -------   ------     --------   -------
Balance, June 30, 2006      1,500,000    $ 1,500   $    -     $(78,800) $(77,300)
                            =========    =======   ======     ========  ========






See accompanying notes to financial statements.



                              ASIAN FINANCIAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                                           Cumulative
                                                              from
                                                            inception
                           For the six     For the six      (Aug 10,
                          months ending   months ending     1998) to
                             June 30         June 30,        June 30,
                              2006            2005            2006
                         --------------   -------------   ------------
                                           (Unaudited)
Operating Activities
Net loss                    $   (1,400)     $        -      $  (78,800)
Adjustments to reconcile
  net loss to net cash
  used in operations:
Issuance of shares for
  services rendered                  -               -             473
Issuance of notes payable
  to related parties for
  services rendered                  -               -          70,000
Changes in operating
  assets and liabilities:
Increase in accounts payable     1,400               -           1,400
Increase in accounts payable -       -               -           5,900
  related parties
                             ---------      ----------       ---------
Net cash used in
  operating activities               -               -          (1,027)

Investing Activities                 -               -               -

Financing Activities
Issuance of shares for cash          -               -           1,027
                             ---------      ----------      ----------
Net cash provided by
  financing activities               -               -           1,027

Net change in cash                   -               -               -
Cash at beginning of period          -               -               -
                             ---------      ----------      ----------
Cash at end of period        $       -      $        -      $        -
                             =========      ==========      ==========
Supplemental Information:
Cash paid for interest and
   income taxes              $       -      $        -      $        -
                             =========      ==========      ==========
Non-cash investing and financing activities:
Issuance of notes payable to
 related parties for services$       -      $        -      $   70,000
                             =========      ==========      ==========
Reclassification from accounts
 payable to accounts payable-
 related parties due to payment
 of accounts payable by
 related parties             $   3,915      $        -      $    5,900
                             =========      ==========      ==========
 See accompanying notes to financial statements.


                         ASIAN FINANCIAL, INC.
                     (A Development Stage Company)
                   NOTES TO THE FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2006 and 2005, and the
Period of August 10, 1998 (inception) to June 30, 2006


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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The Company is considered a 'Development Stage Company' as defined in SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the six months ended June 30, 2006 or 2005.

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the six months ended June 30, 2006 and 2005. The Company's convertible debt (Note 4) is a potentially dilutive security, but does not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Recently Issued Accounting Pronouncements
In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140." This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 states that an entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.


In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." This statement improves financial reporting by eliminating the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

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

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67." This statement amends FASB Statements No. 66 and 67 to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. This statement is effective for financial statements for fiscal years beginning after June 15, 2005.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax expense or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $78,800 expiring in the years 2018 through 2027. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $27,580 and has been offset by a full valuation allowance, which increased by $490 and $0 during the six months ended June 30, 2006 and 2005, respectively.


NOTE 3 - STOCKHOLDERS' DEFICIT

On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including Officers/Directors) for consulting
services provided to the Company for a total value of $473.    On December
20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.

Total shares of common stock issued and outstanding were 1,500,000 at June 30, 2006.

No preferred stock has been issued and none is outstanding as of June 30, 2006.

NOTE 4 - RELATED PARTY TRANSACTIONS

Convertible Notes
The Company has accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at June 30, 2006. This note is non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount is due December 31, 2008.

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

The accruals were initially incurred for services rendered in the normal course of business and subsequently made into convertible promissory notes to give the related parties the option to be repaid with common stock. Since the accruals were for services and there was no cash outlay, interest has not been imputed. Total balance of the convertible notes was $70,000 at June 30, 2006.

Reimbursements
The Company's President paid $3,915 and $0 during the six months ended June 30, 2006 and 2005, respectively, for audit fees incurred by the Company, and has paid $5,900 since inception. The advances are non-interest bearing and will be reimbursed once the Company starts generating cash flows.

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

Approved:


/s/  Dempsey Mork            Date:  August 18, 2006
- -----------------------            ---------------------
Dempsey Mork
President
Chief Executive Officer
Director


/s/  Norbert LeBoeuf          Date: August 18, 2006
- ------------------------          --------------------
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

Date:  August 18, 2006

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

Date: August 18, 2006

/s/Norbert L. LeBoeuf
- ----------------------------------------
Norbert L. LeBoeuf, Chief Financial Officer






Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Dempsey K. Mork, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Asian Financial, Inc. on Form 10-KSB for the six months ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Asian Financial, Inc.

Date: August 18, 2006

/s/ Dempsey K. Mork
   ------------------------------
Dempsey K.  Mork
President/Chief Executive Officer





Exhibit 32.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Norbert L. LeBoeuf, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Asian Financial, Inc. on Form 10-KSB for the six months ended June 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Asian Financial, Inc.

Date: August 18, 2006

/s/ Norbert L. LeBoeuf
   ------------------------------
Norbert L. LeBoeuf
Chief Financial Officer