Form 10QSB
period 2006-09-30
ASIAN FINANCIAL INC
filed 2006-11-21
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Date of Report(Date of Earliest Event Reported):September ___, 2006

ASIAN FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

000-27129
(Commission File Number)
Wyoming	91-1922225

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

69930 Highway 111, Suite 100, Rancho Mirage, CA  92270
(Address of principal executive offices)
Issuer’s telephone number: (760) 219-2776

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No

☒

As of November 14, 2006, the Company had 367,047,481 shares of common stock, par value $0.001 per share, issued and outstanding.

ASIAN FINANCIAL, INC.
INDEX

Part I — Financial Information

Item 1. Financial Statements (unaudited)

Condensed Balance Sheet at September 30, 2006 (Unaudited)

Condensed Statements of Operations for the Three Months Ended September 30, 2006 (Unaudited) and 2005 (Unaudited)

Condensed Statements of Cash Flows for the Three Months Ended September 30, 2006 (Unaudited) and 2005 (Unaudited)

Notes to Condensed Financial Statements for the Three Months Ended September 30, 2006 (Unaudited) and 2005 (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Controls and Procedures

Part II — Other Information

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3.	Defaults Upon Senior Securities.

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information.

Item 6.	Exhibits

Signature

PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements
ASIAN FINANCIAL, INC.
(A Development Stage Company)
BALANCE SHEET Sept 30, 2006
(Unaudited)

Total assets	$-
==========
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$2,700
Accounts payable - related parties (note 4)	7,300

Total current liabilities	10,000
Long-term liabilities:
Notes payable - related parties (note 4)	-
----------
Total liabilities	10,000

STOCKHOLDERS' DEFICIT (note 3)
Preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-

Common stock; $0.001 par value; 100,000,000 shares authorized; 3,500,000 shares issued and outstanding	3,500
Additional paid-in capital	68,000
Deficit accumulated during development stage	(81,500)
Total stockholders' deficit	(10,000)
Total liabilities and stockholders' deficit	$-
==========

See accompanying notes to financial statements.

ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unauditied)

	For the three months ending September 30, 2006	For the three months ending September 30, 2005	Cumulative from inception (Aug 10, 1998) to September 30, 20 06
	--------------------	--------------------	----------------------

Revenues	$-	$-	$-
Operating expenses	2,700	5,200	81,500
Net loss from operations	(2,700)	(5,200)	(81,500)

Other income (expense)	-	-	-
Net loss	$(2,700)	$(5,200)	$(81,500)

Net loss per share	$(0.00)	$(0.00)

Weighted average common shares outstanding	1,833,400	1,500,000

The accompanying notes are an integral part of these condensed financial statements.

ASIAN FINANCIAL, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the three months ending September 30, 2006	For the three months ending September 30, 2005	Cumulative from inception (Aug 10, 1998) to September 30, 20 06
	--------------------------------	------------------------------	----------------------------

Operating Activities Net loss	$(2,700)	$(5,200)	$(81,500)
Adjustments to reconcile net loss to net cash used in operations:
Issuance of shares for services rendered	-	-	473
Issuance of notes payable to related parties for services rendered	-	-	70,000
Changes in operating assets and liabilities:
Increase in accounts payable	2,700	5,200	2,700
Increase in accounts payable related parties		-	7,300
	---------------------------	------------------------------	-------------------------------
Net cash used in operating activities	-	-	(1,027)
Investing Activities	-	-	-
Financing Activities Issuance of shares for cash	-	-	1,027
	---------------------------	------------------------------	-------------------------------
Net cash provided by financing activities	-	-	1,027
Net change in cash Cash at beginning of period	-	-	-
	---------------------------	------------------------------	-------------------------------
Cash at end of period	$-	$-	$-
	==================	===================	====================
Supplemental Information: Cash paid for interest and income taxes	$-	$-	$-
	==================	===================	====================
Non-cash investing and financing activities: Issuance of notes payable to related parties for services	$-	$-	$70,000
	==================	===================	====================
Reclassification from accounts payable to accounts payable- related parties due to payment of accounts payable by related parties	$1,400	$-	$7,300
	==================	===================	====================
Conversion of related party notes payable to common stock	$70,000	$-	$70,000

ASIAN FINANCIAL, INC.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
Three months ended September 30, 2006 and 2005,
and the period of August 10, 1998 (Inception) to September 30, 2006
(UNAUDITED)

The condensed financial statements of Asian Financial, Inc. (the Company) included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Although certain information normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America has been condensed or omitted, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed financial statements for the three months ended September 30, 2006 should be read in conjunction with the financial statements and notes thereto included in this report, and the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006. The condensed financial statements included herein reflect all normal recurring adjustments that, in the opinion of management, are necessary for fair presentation. The results for the interim period are not indicative of trends or of results to be expected for the year ended June 30, 2007.

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

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the three months ended September 30, 2006 and 2005, the Company paid $0 in interest and income taxes.
Loss Per Common Share

Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding for the three months ended September 30, 2006 and 2005. The Company's debt that was converted to common stock in September 2006 (Note 4) was a potentially dilutive security, but did not impact the computation of fully diluted EPS because its effect would be antidilutive. Accordingly, basic earnings per share and fully diluted earnings per share are the same.

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

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $ 81,500 expiring in the years 2018 through 2026. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $29,000 and has been offset by a full valuation allowance, which increased by approximately $ 900 and $ 1,800 during the three months ended September 30, 2006 and 2005, respectively.
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

The above pronouncements do not have current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 3 - STOCKHOLDERS' DEFICIT
On August 20, 1998, the Company issued 473,250 shares of common stock at par value $0.001, to individuals (including Officers/Directors) for consulting services provided to the Company for a total value of $473.
On December 20, 1998, the Company issued 1,026,750 shares of common stock at par value $0.001 for $1,027 in cash.
On September 15, 2006, the Company issued 2,000,000 shares of common stock with an average value of $.035 in connection with the conversion of two related party convertible promissory notes totaling $70,000 (Note 4).
Total shares of common stock issued and outstanding were 3,500,000 at September 30, 2006 . No preferred stock has been issued and none is outstanding as of September 30, 2006 .

NOTE 4 - RELATED PARTY TRANSACTIONS
Convertible Debt
The Company accrued $10,000 per year for management services rendered by the Company's majority shareholder/President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 . This note was non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount would have been due December 31, 2008.  In connection with a business combination that closed on October 6, 2006 (Note 6), the note in its entirety was converted to common stock on September 15, 2006.

The Company has accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company's majority shareholder/President pursuant to the terms of a convertible promissory note. This note was non- interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. If not sooner converted into common stock, the principal amount would have been due December 31, 2008.  In connection with a business combination that closed on October 6, 2006 (Note 6), the note in its entirety was converted to common stock on September 15, 2006.
Since management has determined the fair market value of the Company's stock to be less than the conversion rate, no beneficial conversion feature was recorded.

Reimbursable Expenses
The Company's President paid $ 1,400 and $0 during the three months ended September 30, 2006 and 2005, respectively, for audit fees incurred by the Company, and $ 7,300 since inception. The advances are non-interest bearing and will be reimbursed once the Company starts generating cash flows.
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

NOTE 6 – SUBSEQUENT EVENTS
On , October 6, 2006, the transactions identified in a definitive Equity Transfer Agreement (the “Agreement”) with Duoyuan Investments Limited (“Duoyuan Investments”) were completed.  The Agreement was initially entered into on August 31, 2006 and disclosed in an 8-K on September 6, 2006, but was contingent upon the occurrence of several events that occurred subsequent to September 30, 2006. Duoyuan Investments is a British Virgin Islands company with operating subsidiaries in the People’s Republic of China. Pursuant to the Agreement, the Company issued to Duoyuan investments 47,100,462 shares of its common stock to purchase all of the equity interest of Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”, Duoyuan China and its subsidiaries together will be referred to as “Duoyuan”, and the purchase of Duoyuan China will be referred to as the “Equity Transfer”). The Equity Transfer, together with the enlargement of the registered capital of Duoyuan China from $6,000,000 to $30,000,000, was approved by the original PRC approving authority on September 8, 2006 and registered with the registration authority. As a result, Duoyuan China became our wholly-owned subsidiary, and Duoyuan Investments and Mr. Wenhua Guo, the sole shareholder of Duoyuan Investments, became our controlling shareholder. The contemplated Equity Transfer transaction was closed on October 6, 2006.

Prior to and in connection with the Equity Transfer, two convertible promissory notes in the amounts of US$50,000 and US$20,000, respectively, were converted into an aggregate amount of 2,000,000 shares of common stock of the Company on September 15, 2006. Following the note conversion, the total number of outstanding shares of common stock of the Company became 3,500,000 shares. As a result of the Equity Transfer and note conversion, we had 50,600,462 shares of common stock issued and outstand as of October 6, 2006.

On October 24, 2006, the Company entered into a Securities Purchase Agreement with unrelated investors pursuant to which the Company issued an aggregate of 16,447,019 shares of its restricted common stock on November 2, 2006 for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200.  The financing was conducted through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The securities sold pursuant to the Purchase Agreement have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The disclosure in the current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

At the closing, as part of the compensation to our placement agent, Roth Capital Partners, LLC, we issued to Roth Capital warrants to acquire 1,644,702 shares of common stock, exercisable at any time after the six-month anniversary of the closing date of the Purchase Agreement. The warrants have a strike price equal to $1.575, have a term of five years and will permit cashless or net exercise at all times. The shares of common stock issuable upon the exercise of the warrants will be included in the resale registration statement described below.

Concurrently with the execution of the Purchase Agreement, the Company and the investors entered into a Registration Rights Agreement, as disclosed in an 8-K filed on October 25, 2006, pursuant to which the Company is required to file a resale registration statement for purposes of registering the resale of shares of common stock issued at closing, shares of common stock issuable upon the delivery of certain additional shares required under the Purchase Agreement, if any, and upon the exercise of the warrants.

The Equity Transfer transaction resulted in the shareholder of Duoyuan China obtaining a majority voting interest in the Company . Generally accepted accounting principles in the United States of America require that the company whose shareholders retain the majority interest in a combined business be treated as the acquirer for accounting purposes. Consequently, the Equity Transfer has been accounted for as a recapitalization of Duoyuan China as Duoyuan Investments has acquired controlling equity interest in us as of October 6, 2006. Duoyuan China is the continuing operating entity for financial reporting purpose and the financial statements of Asian Financial, Inc. after the closing of the Equity Transfer transaction will reflect the activities of the following subsidiaries:

Subsidiary	Place of incorporation	Ownership
Duoyuan Digital Printing Technology Industry (China) Co., Ltd.	The People’s Republic of China	100%
Langfang Duoyuan Digital Technology Co., Ltd.	The People’s Republic of China	95%
Hunan Duoyuan Printing Machinery Co., Ltd.	The People’s Republic of China	99.4%

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Asian Financial, Inc. was incorporated under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, we merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing our domicile from Nevada to Wyoming.  The Articles of Incorporation authorized the issuance of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, both with a par value of $0.001.  At September 30, 2006, we had not commenced operations and had negative working capital of ($ 10,000).

On August 31, 2006, we entered into a definitive Equity Transfer Agreement with Duoyuan Investments Limited (“Duoyuan Investments”), a British Virgin Islands company with operating subsidiaries in the People’s Republic of China. Pursuant to the Equity Transfer Agreement, we issued to Duoyuan investments 47,100,462 shares of our common stock to purchase all of the equity interest of Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”, Duoyuan China and its subsidiaries together will be referred to as “Duoyuan”, and the purchase of Duoyuan China will be referred to as the “Equity Transfer”). The equity transfer, together with the enlargement of the registered capital of Duoyuan China from $6 million to $30 million, was approved by the original PRC approving authority on September 8, 2006 and registered with the registration authority. As a result, Duoyuan China became our wholly-owned subsidiary, and Duoyuan Investments and Mr. Wenhua Guo, the sole shareholder of Duoyuan Investments, became our controlling shareholder. The contemplated Equity Transfer transaction was closed on October 6, 2006.

Duoyuan China is a China-based offset printing equipment and solution provider that develops, manufactures, markets and sells products used in the offset printing industry. Duoyuan China was originally established and wholly owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), which was incorporated in the British Virgin Islands. The registered capital of Duoyuan China was $6,000,000, which was fully contributed by Duoyuan Industries. The capital contribution was made in accordance with the PRC law and Article of Association of Duoyuan China.

On September 23, 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan Investments, whereby Duoyuan Investments acquired 100% of the equity in Duoyuan China from Duoyuan Industries. This transfer was made for no consideration since Mr. Wenhua Guo is president and sole shareholder of both Duoyuan Industries and Duoyuan Investments. The equity transfer was approved by the original approving authority and registered with the registration authority, respectively.

Duoyuan’s origin in offset press engineering can be traced back to 1994. In 1994, Beijing Duoyuan Electric Co., Ltd. (“Duoyuan Electric”) was established by Mr. Wenhua Guo and Duoyuan Group, a company also controlled by Mr. Wenhua Guo in Beijing, which produced its first generation of single-color small-format offset presses, among many other products. Duoyuan China inherited the know-how and customer relations in the offset press business from Duoyuan Electric, but not the assets and liabilities. Duoyuan China acts as the headquarters with strategic planning, management, financing, research and development, sales and marketing, after-sales service and headquarter administration functions. Manufacturing is conducted by Duoyuan China’s two operating subsidiaries – Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) and Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”).

On October 27, 2000, Beijing Yinghang Yinlu Advertising Co., Ltd. (“Yinghang Yinlu”) and Beijing Huiyuan Duoyuan Research Institute Co., Ltd. (“Huiyuan Duoyuan”), both controlled by Mr. Wenhua Guo, established Langfang Duoyuan in Langfang, Hebei Province as a production base for offset presses. Langfang Duoyuan was set up as a domestic liability company and its name was initially registered as Langfang Duoyuan Printing Technology Co., Ltd. The initial registered capital of Langfang Duoyuan was 30 million Renminbi (“RMB”), in which Yinghang Yinlu contributed RMB 1.5 million, equivalent to 5% of the equity of Langfang Duoyuan, and Huiyuan Duoyuan contributed RMB 28.5 million, equivalent to 95% of the equity. On March 21, 2002, Langfang Duoyuan increased its registered capital from RMB 30 million to RMB 40 million and changed its company name to the current name, Langfang Duoyuan Digital Technology Co., Ltd. On March 25, 2002, Yinghang Yinlu and Duoyuan China entered into an Equity Transfer Agreement (“Langfang Duoyuan First Equity Transfer Agreeemnt”), whereby Yinghang Yinlu transferred its 5% equity of Langfang Duoyuan to Duoyuan China. Subsequently, Duoyuan China contributed RMB 500,000 in cash (together with RMB 150,000 that was paid by Yinghang Yinlu), and Huiyuan Institute contributed RMB 9.5 million, which represented their equivalent share of increase in the registered capital of Langfang Duoyuan. In October 16, 2005, Huiyuan Duoyuan transferred 90% of the equity of Langfang Duoyuan to Duoyuan China according to an Equity Transfer Agreement dated October 16, 2005 between Huiyuan Duoyuan and Duoyuan China (“Langfang Duoyuan Second Equity Transfer Agreement”). After this transaction, Duoyuan China and Huiyuan Duoyuan had 95% and 5% of capital interest of Langfang Duoyuan, respectively. Langfang Duoyuan is the manufacturing base for small-format offset presses. The prepress and postpress equipment are currently manufactured at Langfang Duoyuan as well.

Hunan Duoyuan was established by Duoyuan China and Langfang Duoyuan on March 10, 2004. Hunan Duoyuan, formerly known as Hunan Printing Machinery Co., Ltd. (“Hunan Printing Machinery”) was a state-owned company with initial registered capital of RMB 92.35 million. Hunan Printing Machinery had suffered operating losses for many years. On December 1, 2003, Hunan Printing Machinery was reorganized by the state government. All liabilities were assumed by the state government and the company with its remaining assets, which consisted of fixed assets, land use rights and inventory were offered for sale at a public auction. Duoyuan China and Langfang Duoyuan successfully acquired Hunan Printing Machinery for the price of RMB 38 million. After the auction, Duoyuan China and Langfang Duoyuan respectively owns 88% and 12% of Hunan Printing Machinery. The company’s name was changed to Hunan Duoyuan Printing Machinery Co., Ltd. and obtained a new business license on March 10, 2004. Soon after the acquisition, the Company engaged a Chinese certified public accounting firm to perform the valuation on all the assets acquired in Hunan Duoyuan. According to the appraisal report, the fair market value of the acquired assets was RMB 105.93 million. According to PRC law, the registered capital of Hunan Duoyuan was restated at RMB 105.9 million and the registered capital increase was registered with Shaoyang Administration of Industry and Commerce, the original business license issuing authority. The ownership equity ratio of Duoyuan China and Langfang Duoyuan remained unchanged. The Company recorded the purchased assets by adopting Statement of Financial Accounting Standards (SFAS) No. 141, Business Combination. The total consideration of the acquired assets was recorded at RMB 38 million and was allocated to the assets in conformity with the procedures specified by SFAS No. 141. Hunan Duoyuan is the manufacturing base for large-format offset presses.

Capital and Source of Liquidity.
  We expect to purchase whatever plant or equipment over the next twelve months that will be required for the operation of Duoyuan. Prior the Equity Transfer, there have been no major cash requirements other than incidental costs that pertain to maintaining the our legal and SEC registration . For the three months ended September 30, 2006 and 2005, we did not pursue any investing activities, other than the acquisition of Duoyuan as explained above.
Results of Operations. For the three months ended September 30, 2006 and 2005, we did not earn any revenues from operations. We incurred general and administrative expenses of $ 2,700 and $5,200 for the three months ended September 30, 2006 and 2005, respectively.

Item 3. Controls and Procedures Evaluation of Disclosure Controls and Procedures The Chief Executive Officer and the Chief Financial Officer of the Company have made an evaluation of the disclosure controls and procedures relating to the quarterly report on Form 10-QSB for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission and have judged such controls and procedures to be effective as of September 30, 2006 (the evaluation date). There have not been any significant changes in the internal controls of the Company or other factors that could significantly affect internal controls relating to the Company since the evaluation date.

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
None
Item 2. UNRESTISTERED SALES OF EQUITY AND USE OF PROCEEDS
None There were no sales of unregistered securities in the three months ended September 30, 2006 that were not previously reported in a Form 8-K
Item 3. DEFAULTS UPON SENIOR SECURITIES
None
 Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS None
Item 5. OTHER INFORMATION
None

Item 6. EXHIBITS

INDEX TO EXHIBITS

10.1

Equity Transfer Agreement, datedAugust 31, 2006, between the Asian Financial, Inc. and Duoyuan Investments Limited (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.2	Registration Rights Agreement dated October 24, 2006 among the Registrant and the investors (incorporated by reference from the current report on Form 8-K filed on October 25, 2006).
10.3	Securities Purchase Agreement dated October 24, 2006 among the Registrant and the investors (incorporated by reference from the current report on Form 8-K filed on October 25, 2006).
31.1	Rule 13a-14(a) Certification by the Chief Executive Officer
31.2	Rule 13a-14(a) Certification by the Chief Financial Officer
32.1	Section 1350 Certification by the Chief Executive Officer
32.2	Section 1350 Certification by the Chief Financial Officer

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN FINANCIAL, INC. (Registrant)

Date: November 10, 2006	By:	/s/ WENHUA GUO
Wenhua Guo, President and Chief Executive Officer

Date: August 10, 2006	By:	/s/ BAIYUN SUN
Baiyun Sun, Interim Chief Financial Officer

Exhibit 21.1

As of September 30, 2006, the Company owns 100% of __________________, which in turn owns _______________________.

Exhibit 31.1

CERTIFICATION
I, Wenhua Guo, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Asian Financial, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November , 2006	By:	/s/ WENHUA GUO
Wenhua Guo President and Chief Executive Officer

Exhibit 31.2
CERTIFICATION
I, Baiyun Sun, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Asian Financial, Inc.;

2.   Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the Statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.   Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.   Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c.   Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.   All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

Date: November , 2006	By:	/s/ BAIYUN SUN
Baiyun Sun Interim Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATION (CEO)
ASIAN FINANCIAL, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Asian Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Wenhua Guo, Chief Executive Officer, Chairman and President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November , 2006	By:	/s/ WENHUA GUO
Wenhua Guo Chief Executive Officer, Chairman and President

Exhibit 32.2
SECTION 1350 CERTIFICATION (CFO)
ASIAN FINANCIAL, INC.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Asian Financial, Inc. (the “Company”) on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Baiyun Sun, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November , 2006	By:	/s/ BAIYUN SUN
Baiyun Sun Interim Chief Financial Officer