Form 10-Q
period 2006-12-31
ASIAN FINANCIAL INC
filed 2007-05-02
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-27129

Asian Financial, Inc.
(Exact name of registrant as specified in its charter)

Wyoming	91-1922225
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

4/F, No.3 Jinyuan Road
Daxing District Industrial Development Zone
Beijing, People’s Republic of China
Post Code: 102600
(Address of principal executive offices)
Issuer’s telephone number: +86 (10) 6021-2222

69930 Highway 111, Suite 100, Rancho Mirage, CA 92270
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of December 31, 2006, the Company had 67,047,481 shares of common stock, par value $0.001 per share, issued and outstanding.

ASIAN FINANCIAL, INC.
INDEX

		Page

	Part I — Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of December 31, 2006 (Unaudited) and June 30, 2006	3

	Consolidated Statements of Income and Other Comprehensive Income for the three months and six months ended December 31, 2006 (Unaudited) and 2005 (Unaudited)	4

	Consolidated Statements of Shareholders’ Equity for the six months ended December 31, 2006 (Unaudited) and 2005 (Unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended December 31, 2006 (Unaudited) and 2005 (Unaudited)	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	26

	Part II — Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	37

Item 3.	Defaults Upon Senior Securities.	38

Item 4.	Submission of Matters to a Vote of Security Holders.	38

Item 5.	Other Information.	39

Item 6.	Exhibits	39

Signature		40

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND JUNE 30, 2006

	December 31,	June 30,
	2006	2006
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$18,913,524	$3,739,711
Restricted cash	4,000,000	-
Accounts receivable, net of allowance of $163,552 and $159,725
as of December 31 and June 30, 2006, respectively	15,916,722	11,231,897
Inventories	14,915,744	16,727,833
Other receivables	713,342	130,914
Other receivables-related parties	3,428,914	892,552
Other assets	28,318	-
Advances on inventory purchases	95,271	2,183,483
Total current assets	58,011,835	34,906,390

PLANT AND EQUIPMENT, net	13,216,351	12,065,863

OTHER ASSETS:
Intangible assets, net	3,622,646	3,572,106
Total other assets	3,622,646	3,572,106

Total assets	$74,850,832	$50,544,359

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$12,563,600	$12,269,600
Accounts payable	5,767,529	13,137,939
Accrued liabilities	282,566	752,666
Other payables	273,626	522,167
Other payables - related parties	290,308	796,753
Customer deposits	-	18,830
Taxes payable	701,606	463,805
Total liabilities	19,879,235	27,961,760

MINORITY INTEREST	716,819	527,246

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value;1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $0.001 par value;100,000,000 shares authorized;
67,047,481 and 50,600,462 shares issued and outstanding
at December 31 and June 30, 2006	67,047	50,600
Additional paid-in capital	27,432,545	5,959,301
Statutory reserves	1,871,198	1,871,198
Retained earnings	23,766,877	13,748,397
Accumulated other comprehensive income	1,117,111	425,857
Total shareholders' equity	54,254,778	22,055,353
Total liabilities and shareholders' equity	$74,850,832	$50,544,359

The accompanying notes are an integral part of these consolidated financial statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	Three months ended		Six months ended
	December 31		December 31
	2006	2005	2006	2005
REVENUES	$21,421,801	$14,135,796	$38,957,983	$22,262,004

COST OF SALES	11,675,082	7,284,016	21,443,772	11,561,672

GROSS PROFIT	9,746,719	6,851,780	17,514,211	10,700,332

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,949,902	977,559	6,046,276	2,311,689

INCOME FROM OPERATIONS	6,796,817	5,874,221	11,467,935	8,388,643

OTHER EXPENSE, net	(335,385)	(300,516)	(335,385)	(281,062)

INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	6,461,432	5,573,705	11,132,550	8,107,581

MINORITY INTEREST	102,724	80,426	174,592	130,574

INCOME BEFORE PROVISION FOR INCOME TAXES	6,358,708	5,493,279	10,957,958	7,977,007

PROVISION FOR INCOME TAXES	519,461	-	939,478	-

NET INCOME	5,839,247	5,493,279	10,018,480	7,977,007

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	81,329	(53,587)	691,254	253,423

COMPREHENSIVE INCOME	$5,920,576	$5,439,692	$10,709,734	$8,230,430

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	56,532,174	50,600,462	56,532,174	50,600,462

BASIC AND DILUTED EARNING PER SHARE	$0.10	$0.11	$0.18	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005

							Accumulated
	Common Stock		Additional				Other
	Number of		Paid	Statutory	Retained		Comprehensive
	Shares	Amount	in Capital	Reserves	Earnings		Income	Totals
BALANCE, July 1, 2005, audited	50,600,462	$50,600	$5,959,301	$581,640	$2,142,376	$		$8,733,917
Net income					7,977,007			7,977,007
Foreign currency translation adjustments							(53,587)	(53,587)
BALANCE, December 31, 2005, unaudited	50,600,462	50,600	5,959,301	581,640	10,119,383		(53,587)	16,657,337
Net income					4,918,572			4,918,572
Adjustment to statutory reserves				1,289,558	(1,289,558)			-
Foreign currency translation adjustments							479,444	479,444
BALANCE, June 30, 2006, audited	50,600,462	50,600	5,959,301	1,871,198	13,748,397		425,857	22,055,353
Net income					10,018,480			10,018,480
Shares issued for cash, $1.43 per share	16,447,019	16,447	21,473,244					21,489,691
Foreign currency translation adjustments							691,254	691,254
BALANCE, December 31, 2006, unaudited	67,047,481	$67,047	$27,432,545	$1,871,198	$23,766,877		$1,117,111	$54,254,778

The accompanying notes are an integral part of these consolidated financial statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,018,480	$7,977,007
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	174,592	130,574
Depreciation	343,370	361,567
Amortization	34,589	33,749
(Increase) decrease in assets:
Accounts receivable	(4,357,135)	(4,659,034)
Inventories	2,183,572	4,598,812
Other receivables	(567,745)	(12,409)
Other receivables - related parties	(2,481,626)	(1,189,347)
Advances on inventory purchases	2,112,148	(1,260,628)
Other assets	(31,807)	11,752
Increase (decrease) in liabilities:
Accounts payable	(7,583,306)	(2,837,972)
Customer deposits	(19,026)	-
Other payables	(254,042)	118,226
Other payables - related parties	(518,568)	(1,782,525)
Accrued liabilities	(483,619)	(340,276)
Taxes payable	223,682	536,414
Net cash (used in) provided by operating activities	(1,206,441)	1,685,910

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,193,320)	(38,733)
Payments on construction in progress	-	(323,409)
Net cash used in investing activities	(1,193,320)	(362,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	17,473,244	-
Net cash provided by investing activities	17,473,244	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	100,330	13,414

INCREASE IN CASH	15,173,813	1,337,182

CASH, beginning of period	3,739,711	294,434

CASH, end of period	$18,913,524	$1,631,616

The accompanying notes are an integral part of these consolidated financial statements.

Asian Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006
(Unaudited)

Note 1 - Organization background and principal activities

Asian Financial, Inc. (“AFI”) was organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, AFI merged with Asian Financial, Inc., a Wyoming entity, for the purpose of changing its domicile from Nevada to Wyoming. AFI had not commenced operations or generated any revenues since its inception. On August 31, 2006, AFI entered into a definitive Equity Transfer Agreement with Duoyuan Investments Limited (“Duoyuan BVI”), a British Virgin Islands company that owns 100% of the equity interest of Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”). Duoyuan China has two subsidiaries, with a 99.4% ownership in Hunan Duoyuan Printing Machinery Co., Ltd. and a 95% ownership in Langfang Duoyuan Digital Technology Co., Ltd., collectively referred to as the “Duoyuan Interest”.  In accordance with the Equity Transfer Agreement, AFI issued to Duoyuan BVI 47,100,462 shares of its common stock to purchase 100% of the equity interests of Duoyuan China. After the Equity Transfer Agreement closed on September 6, 2006, Duoyuan China became the wholly-owned subsidiary of AFI, and Wenhua Guo, the sole shareholder of Duoyuan BVI, became the controlling shareholder of AFI. The acquisition of Duoyuan China has been accounted for as a purchase and treated as a reverse acquisition, with more details described in Note. 12.

Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly owned by Duoyuan Industries (Holding) Inc., in turn wholly owned by Mr. Guo. Duoyuan China was incorporated in the PRC in 2002. The registered capital of Duoyuan China is $6,000,000. As of December 31, 2006, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 99.4% of Hunan Duoyuan Digital Technology Co., Ltd.

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and manufactures digital printing products. Langfang Duoyuan was originally called Langfang Duoyuan Digital Printing Technology Co., Ltd., when Beijing Huiyuan Duoyuan Research Institute Co., Ltd. (“Huiyuan Institute”) owned 95% and Beijing Yinlu Advertising Co., Ltd. (“Yinlu”) owned 5%.

On March 21, 2002, Yinlu transferred its 5% ownership to Duoyuan China. On October 16, 2005, Huiyuan Institute, an entity owned 100% by Mr. Guo, transferred 90% ownership to Duoyuan China pursuant to the “Langfang Duoyuan Second Equity Transfer Agreement”. Duoyuan China paid RMB 36 million to Huiyuan Institute on May 17, 2006. This transaction brought Duoyuan China’s ownership to 95%. Huiyuan Institute remains the holder of 5% of the Langfang Duoyuan’s equity. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred at the beginning of 2004 due to common management and ownership.

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China and manufactures printing equipment. Hunan Duoyuan was established by Duoyuan China and Langfang Duoyuan on March 10, 2004.

Hunan Duoyuan Printing Machinery Ltd. was formerly known as HuNan Printing Machinery, a state-owned company with initial registered capital of RMB 92.35 million. HuNan Printing Machinery had suffered operating losses for many years. On December 1, 2003, HuNan Printing Machinery was reorganized by the state government. All liabilities were assumed by the state government and the company with its remaining assets which consisted of fixed assets, land use rights and inventory were offered for sale at a public auction. Duoyuan China and Langfang Duoyuan successfully acquired HuNan Printing Machinery for the price of RMB 38,000,000.

The Company allocated the purchase price of the assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 141, Business Combination. An appraisal report dated April 23, 2004, assessed the fair market value of the acquired assets at RMB 105.9 million. After the auction, Duoyuan China and Langfang Duoyuan owned 88% and 12%, respectively. The company’s name was changed to Hunan Duoyuan Printing Machinery Ltd. and a new business license was obtained on March 10, 2004 with an operating term of 30 years. The company's initial registered capital was stated at RMB 105.9 million.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (“the Company”) reflect activities of Asian Financial Inc., Duoyuan Investments Limited - 100%, Duoyuan China - 100%, Langfang Duoyuan - 95.0%, and Hunan Duoyuan - 99.4%. The consolidated financial statements have been presented as if the acquisition of Duoyuan China occurred at the beginning of fiscal 2005 due to the reverse acquisition on September 6, 2006.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Duoyuan Digital Printing Technology Industry (China) Co., Ltd. and its subsidiaries (referred to as the "Company"). All material intercompany transactions and balances have been eliminated in the consolidation.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency RMB as their functional currency. Results of operations and cash flow are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Translation adjustments resulting from this process are included in accumulated other comprehensive income in the statement of shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. The balance sheet amounts with the exception of equity at December 31, 2006 and June 30, 2006 were translated at 7.80 RMB and 7.99 RMB to $1.00 USD, respectively. The equity accounts were stated at historical rate. The average translation rates applied to income statement accounts for the six months ended December 31, 2006 and 2005 were 7.91 RMB and 8.10 RMB, respectively.

Revenue recognition

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company estimates the allowance for doubtful accounts. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Land Use Rights

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the “Right”) to use the land. The Company has the right to use the land for 50 years. As of December 31, 2006 and June 30, 2006, accumulated amortization amounted to $278,376 and $231,374. The cost of the Right is being amortized over 50 years using the straight-line method.

The Company acquired two land use rights which are not currently being used or developed and therefore the Company did not record amortization expense for the three months and six months ended December 31, 2006 and 2005. The land use rights consisted of the following:

	December 31,	June 30,
	2006	2006
Intangible - land use right	$3,675,864	$3,583,667
Idle intangible - land use right	225,158	219,813
Total	3,901,022	3,803,480
Less: accumulated amortization	(278,376)	(231,374)
Intangible assets, net	$3,622,646	$3,572,106

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

Total amortization expense for the six months ended December 31, 2006 and 2005 amounted to $34,589 and $33,749, respectively.

Plant and Equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Estimated useful lives of the assets are as follows:

Estimated
Useful Life
Buildings	30	years
Machinery and equipment	5-10	years
Other equipment	5-10	years
Furniture and Fixtures	3-5	years
Motor Vehicles	4-10	years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterment to property and equipment are capitalized.

The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in the statement of operations.

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2006, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	December 31,	June 30,
	2006	2006
Buildings	$6,006,638	$5,866,081
Office equipment	609,308	595,049
Motor vehicles	102,021	99,634
Plant and machinery	5,074,815	4,956,060
Construction in progress	3,490,409	2,227,673
Total	15,283,191	13,744,497
Less: accumulated depreciation	(2,066,840)	(1,678,634)
Plant and equipment, net	$13,216,351	$12,065,863

The depreciation expense for the six months ended December 31, 2006 and 2005 amounted to $343,370 and $361,567, respectively.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at December 31, 2006 and June 30, 2006 amounted to $18,913,524 and $3,739,711, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash represents cash held in escrow for the November 2006 private placement. As of December 31, 2006, total of $4,000,000 was held in escrow.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method and consist of the following:

	December 31,	June 30
	2006	2006
Raw materials	$2,540,494	$6,526,691
Work in process	8,605,462	5,032,117
Supplies	76,973	1,658,745
Finished goods	3,692,815	3,510,280
Totals	$14,915,744	$16,727,833

The Company reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence. As of December 31, 2006 and June 30, 2006, the Company has determined that no reserves are necessary.

Advertising costs

The Company expenses the cost of advertising as incurred. Advertising costs were $696,365 and $195,295 for the six months ended December 31, 2006 and 2005, respectively.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Accounts receivable, trade and allowance for doubtful accounts

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Accounts receivable, trade net of allowance for doubtful accounts outstanding at December 31, 2006 and June 30, 2006 amounted to $15,916,722 and $11,231,897, respectively. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.

An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged over nine months that have not been collected. As of December 31, 2006 and June 30, 2006, allowances for doubtful accounts were $163,552 and $159,725, respectively.

Income taxes

The Company has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2006 and June 30, 2006.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws). Under the Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Starting on January 1, 2008, China will unify the corporate income tax rule on foreign invested companies and domestic companies. The unified corporate income tax rate is 25%.

Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

Duoyuan China has been a foreign JV enterprise since it was established in 2002 This economic status allows Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Also Duoyuan China had operating losses prior to the calendar year ended December 31, 2003 and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China has an income tax exemption for the calendar years ending December 31, 2004 and 2005 and 50% income tax reduction for the calendar years ending December 31, 2006, 2007 and 2008.

Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with their first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002 and started to generate a net profit for the calendar year ending December 31, 2003. Therefore Langfang Duoyuan has an income tax exemption for the years ending December 31, 2003, through December 31, 2007. We believe Langfang Duoyuan will become subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.

Prior to acquiring assets to establish Hunan Duoyuan, the shareholders negotiated with Hunan Shaoyang Treasure Department to obtain an income tax exemption benefit. The Treasure Department granted the Hunan Duoyuan a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasure Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan suffered an operating loss in the first calendar year of operations ending December 31, 2004 and started to generate a net profit for the calendar year ended December 31, 2005. Therefore Hunan Duoyuan has an income tax exemption for the years ending December 31, 2005, through December 31, 2009. We believe Hunan Duoyuan will become subject to income tax at a rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

During the six months ending December 31, 2006 and 2005, the provision for income taxes amounted to $939,478 and $0 respectively. The estimated tax savings due to this tax exemption for the six months ending December 31, 2006 and 2005 amounted to $2,731,380 and $2,632,412, respectively. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.18 to $0.13 in 2006 and $0.16 to $0.11 in 2005.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31:

	2006	2005
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(16.5)	(33.0)
Effective income tax rates	16.5%	-%

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $6,748,028 and $3,061,749 for the six months ended December 31, 2006 and $3,844,227 and $1,295,944 for the six months ended December 31, 2005, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government. VAT taxes are not impacted by the income tax holiday.

Both Langfang Duoyuan and Hunan Duoyuan will get 12.5% and 5% refund respectively on the VAT amount paid for the first five years of the operations.

Recently issued accounting pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("FAS 156"), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, with early adoption being permitted. This statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FAS 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective beginning January 1, 2007.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation "Accounting for Uncertain Tax Positions--an interpretation of FASB Statement No. 109." Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation applies to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on its financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.

This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on its financial statements.

Company reporting year end

For US financial statement reporting purposes beginning from 2003, the Company has adopted June 30 as its fiscal year end.

Note 3 - Earnings per Share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All per share data including earnings per share has been retroactively restated to reflect the merger on August 31, 2006. For the six months ended December 31, 2006 and 2005, basic and diluted earning per share amount to $0.18 and $0.16, respectively.

Note 4 - Supplemental Disclosure of Cash Flow Information

Interest expense paid amounted to $360,824 and $344,758 for the six months ended December 31, 2006 and 2005, respectively.

Income tax payments paid amounted to $698,373 and $0 for the six months ended December 31, 2006 and 2005, respectively.

Note 5 - Advances on inventory purchases

Advances on inventory purchases are monies advanced to vendors on inventory purchases. The inventory is normally delivered within six months after the monies have been advanced. The total outstanding amount was $95,271 and $2,183,483 as of December 31, 2006 and June 30, 2006, respectively.

Note 6 - Related party transactions

Mr. Guo Wenhau is the Company’s controlling shareholder and chief executive. The following is a summary of the amounts due from and to related parties:

	December 31,	June 30,
Other receivable - related parties	2006	2006
Tianjin Automobile Water Pump Co., Ltd. - Mr. Guo
Wenhau is the sole shareholder	$38,716	$231,603
Duoyuan China Water Recycle Technology Industry
Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	3,390,198	660,949
Totals	$3,428,914	$892,552

Other payable - related parties
Duoyuan China Water Recycle Technology Industry
Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	$290,308	$796,753

Other receivables from related parties are generated by the Company making various cash advances and short-term loans and allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables.

The Company has short-term loans from related parties of $290,308 and $796,753 as of December 31, 2006 and June 30, 2006, respectively. These amounts were loaned to the Company for business operations. These amounts are short-term and are non-interest bearing.

Note 7 - Lines of credit

The lines of credit represent amounts due to various banks, which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $12,563,600 and $12,269,600 outstanding on these lines of credit as of December 31, 2006 and June 30, 2006, respectively. The loans consisted of the following:

	December 31,	June 30,
	2006	2006
Loan from Bank of Agriculture, Chongwen branch due
Febuary 23, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$1,282,000	$1,252,000

Loan from Bank of Agriculture, Chongwen branch due
June 30, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,564,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 15, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	2,564,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 20, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	3,589,600	3,505,600

Loan from Bank of Agriculture, Chongwen branch due
July 27, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,564,000	2,504,000
Totals	$12,563,600	$12,269,600

Total interest expense for the six months ended December 31, 2006 and for the year ended June 30, 2006 amounted to $360,824 and $721,764, respectively.

Note 8 - Reserves and dividends

The laws and regulations of the People’s Republic of China require that before a Sino-foreign cooperative joint venture enterprise distributes profits to its partners, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund.

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the six months ended December 31, 2006 and for the year ended June 30, 2006, the Company transferred $0 and $1,322,862 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

The Company was required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund through 2005. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. Effective from January 1, 2006, the common welfare fund reserve is no longer required by the Chinese regulation.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese joint ventures. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 9 - Operating Leases

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party, which Mr. Guo Wenhua is the sole shareholder. Total lease expenses for the six months ended December 31, 2006 and 2005 were $68,000 and $68,000, respectively. Total future minimum lease payments at December 31, 2006, are as follows:

Year Ended June 30,	Amount
2007	136,022
2008	68,011
Thereafter	-

Note 10 - Minority interest

Minority interest represents the outside shareholders’ 5% interest in Langfang Duoyuan Digital Technology Co., Ltd.

Note 11 - Current vulnerability due to certain concentrations

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy.

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in the North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 - Business combination

On August 31, 2006, Duoyuan Investments Limited, a British Virgin Island company, “Duoyuan BVI”, and Asian Financial Inc. signed an equity transfer agreement, the “Agreement”. Asian Financial Inc. is a Wyoming corporation and is an SEC reporting and non-trading company and has no business operations. Duoyuan Investments Limited owns 100% of the equity interest of Duoyuan Digital Printing Technology Industry (China) Co., Ltd., “Duoyuan China”, which has two subsidiaries, a 99.4% ownership in Hunan Duoyuan Printing Machinery Co., Ltd. and 95% ownership in Langfang Duoyuan Digital Technology Co., Ltd., collectively referred to as the “Duoyuan Interest”. Asian Financial Inc. acquired the Duoyuan Interest in exchange for 47,100,462 new shares of common stock in Asian Financial Inc. that were issued to Duoyuan BVI. Asian Financial Inc. had total outstanding common shares of 50,600,462 at the Closing Date defined in the Agreement and Duoyuan BVI’s 47,100,462 shares of common stock equaled 93.08% ownership in Asian Financial Inc. For accounting purposes this transaction was treated as a recapitalization of Duoyuan China where Duoyuan China was considered the accounting acquirer.

On October 25, 2006, Asian Financial, Inc. entered into a number of definitive Security Purchase Agreements with unrelated investors, the “Purchase Agreements”. On November 2, 2006, the transactions contemplated by the Purchase Agreements closed. In accordance with the Purchase Agreements, Asian Financial, Inc. issued an aggregate of 16,447,019 shares of common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200.

A total of $4,000,000 of the proceeds is being held in escrow until the Company appoints a majority of independent directors and hires a CFO with knowledge and experience of accounting standards generally accepted in the United States and SEC reporting requirements.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, Asian Financial agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. The Company began accruing costs associated with this penalty in February 2007.

Under the terms of the Purchase Agreements, the Company is required to meet various performance targets for the next two years. If the Company fails to meet those targets, the Company’s controlling shareholder and CEO agreed to transfer his personal shares in the Company stock to each shareholder party to the Purchase Agreements up to 112% of the number of shares issued in the private placement.

Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to settle all outstanding balance due to or from related parties, except for that related to office leasing, by December 31, 2006, results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007.

At the closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, Asian Financial, Inc. issued to Roth Capital warrants to acquire 1,644,702 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

GENERAL OVERVIEW:

Recent Corporate Restructuring and Private Placement of Our Common Stocks

We were originally organized under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, we merged with Asian Financial, a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. On August 31, 2006, Asian Financial entered into a definitive Equity Transfer Agreement with Duoyuan Investments, a British Virgin Islands company with operating subsidiaries in the People’s Republic of China. In accordance with the Equity Transfer Agreement, Asian Financial issued to Duoyuan Investments 47,100,462 shares of its common stock to purchase all of the equity interest of Duoyuan China, the “Equity Transfer”. As a result, Duoyuan China became Asian Financial’s wholly-owned subsidiary, and Wenhua Guo, the sole shareholder of Duoyuan Investments, became the controlling shareholder of Asian Financial. Since the inception of Asian Financial and until the Equity Transfer, Asian Financial had not commenced operations and had not generated any revenues, and Asian Financial had no employees other than its officers or directors. Upon the closing of the Equity Transfer on October 6, 2006, Asian Financial commenced its present line of business.

On November 2, 2006, we closed the transactions contemplated by a number of Securities Purchase Agreements dated October 24, 2006 by and among us and certain unrelated investors, the “Purchase Agreements”). In accordance with the Purchase Agreements, we issued an aggregate of 16,447,019 shares of our common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”, for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

Business Overview

Through Duoyuan China and subsidiaries, we believe we are a leading non-government owned offset printing equipment manufacturer in China. Our products cover all three stages of the offset printing process, including prepress, press and postpress. Offset presses currently generate the majority of our total sales.

Duoyuan China.  Duoyuan China was originally established and wholly owned by Duoyuan Industries, which was incorporated in the British Virgin Islands.  In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan Investments, whereby Duoyuan Investments acquired 100% of the equity in Duoyuan China from Duoyuan Industries.  Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan Investments.

Duoyuan’s origin in offset press engineering can be traced back to 1994.  In 1994, Duoyuan Electric was established by Mr. Wenhua Guo and Duoyuan Group, a company also controlled by Mr. Wenhua Guo in Beijing, which produced its first generation of single-color small-format offset presses, among many other products.  Duoyuan China inherited the know-how and customer relations in the offset press business from Duoyuan Electric, but not the assets and liabilities.  Duoyuan China is our operating headquarters with strategic planning, management, financing, research and development, sales and marketing, after-sales service and headquarter administration functions.

Langfang Duoyuan.  In October 2000, Yinghang Yinlu and Huiyuan Duoyuan, both controlled by Mr. Wenhua Guo, established Langfang Duoyuan in Langfang, Hebei Province as a production base for offset presses.  Yinghang Yinlu and Huiyuan Duoyuan had 5% and 95% of the capital interest of Langfang Duoyuan, respectively.

In March 2002, Duoyuan China acquired the 5% capital interest in Langfang Duoyuan that was previously held by Yinghang Yinlu.  In October 2005, Duoyuan China acquired from Huiyuan Duoyuan 90% capital interest in Langfang Duoyuan.  After this transaction, Duoyuan China and Huiyuan Duoyuan had 95% and 5% of capital interest of Langfang Duoyuan, respectively.  Langfang Duoyuan is the manufacturing base for small-format offset presses.  The prepress and postpress equipment are currently manufactured at Langfang Duoyuan.

Hunan Duoyuan.  Hunan Duoyuan was established in March 2004, in which Duoyuan China and Langfang Duoyuan has 88% and 12% of the capital interest, respectively.  Hunan Duoyuan was established with the assets acquired by us in a public auction of assets of former Hunan Printing Machinery Co., Ltd. Hunan Printing Machinery Co., Ltd. was formerly a state-owned enterprise founded in 1969.  Hunan Duoyuan was historically one of the three major large-format offset press manufacturers in China and was designated to produce multicolor press.  Duoyuan acquired Hunan Duoyuan to increase the production capacity to meet the market demand for large-format offset presses.  Hunan Duoyuan now is the manufacturing base for large-format offset presses.

We believe we are one of the leaders in the design and development of offset printing equipment and solutions in China. We have two R&D centers located at Langfang Duoyuan and Hunan Duoyuan facilities. We believe our R&D centers are equipped with some of the best design and test tools and staffed with some of the most talented R&D staff in the industry in China, enabling us to continuously launch new products with improved quality and functionality with short time to market.

Our sales and service network consists of representative offices and agents that covers 23 provinces and over 100 cities in China. We believe this is the largest sales and service network among our competitors in China.

Over 20,000 offset printing companies in China are using our offset presses. We estimate we have a 15% market share of currently operating offset presses in China. The Print and Print Equipment Industries Association of China, the “PPEIAC”, ranked us among the top three printing equipment providers in China, in terms of overall strength.

We have PRC cost advantages that enable us to offer our products at one-quarter to one-third the price of international models. Our small format presses as well as prepress and postpress solutions are manufactured in our Langfang Duoyuan facility and our large format presses are manufactured in our second facility - Hunan Duoyuan.

RESULTS OF OPERATIONS — THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005:

Net Revenue. Net Revenues were $21.4 million for the three months ended December 31, 2006, an increase of $7.3 million, or 51.8%, compared to $14.1 million for the same period last year. This increase in net revenue was mainly attributed to continued growth in sales of our multicolor offset printing presses as well as to increased unit pricing. On the one hand, the market demand for multicolor presses continued to grow during the last calendar quarter of 2006. One the other hand, we kept expanding our sales network for multicolor presses. The combined effect was a higher number of multicolor presses sold. At the same time, we were continuously improving our processing techniques, resulting in improved quality of our parts and components as well as the improved quality of whole printing presses. In addition, we continuously applied our technical developments onto our products, resulting in better performance and enhanced functionalities of our printing presses.

Revenue by products

	3 Months ended December 31,
	2005	2006
Single-color Small-format Presses	21.0%	8.0%
Single-color Large-format Presses	19.0%	16.1%
Multicolor Small-format Presses	22.1%	23.3%
Multicolor Large-format Presses	32.9%	46.6%
Prepress (CTP)	5.0%	6.0%
Total	100.0%	100.0%

Cost of Sales. Cost of sales was $11.7 million for the three months ended December 31, 2006, an increase of $4.4 million, or 60.3%, compared to $7.3 million for the same period last year. This increase was higher than the increase in net revenue. As a percentage of net revenue, the costs of sales for the three months ended December 31, 2006 and 2005 were 54.5% and 51.5%, respectively. The increase of cost of sales as a percentage of net revenue was mainly attributed to higher labor cost paid to more skilled workers as we make and sell more large-format printing presses. In addition, some of the parts and components we purchased from outside suppliers had more functionalities, which cost more.

Gross Profit. Gross profit was $9.7 million for the three months ended December 31, 2006, an increase of $2.8 million, or 40.6%, compared to $6.9 million for the same period last year. The overall gross profit margin was 45.5% and 48.5% for the three months ended December 31, 2006 and 2005, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $2.9 million for the three months ended December 31, 2006, an increase of $1.9 million, or 190.0%, compared to $1.0 million for the same period last year.  The increase was mainly due to increased expenses incurred from attending more industrial exhibitions and generating more advertisement and commission expenses during the three months ended December 31, 2006 compared to the same period last year. At the same time, we had incurred expenses associated to the reverse takeover and fund-raising exercise that we did not experience during last year. As a percentage of revenues, selling, general and administrative expenses were 13.8% and 6.9% for the three months ended December 31, 2006 and 2005, respectively.

Income from Operations. Income from operations was $6.8 million for the three months ended December 31, 2006, an increase of 15.3%, compared to $5.9 million in the same prior period last year. The increase was due to increased unit sales of multicolor offset printing presses as well as an increase in unit pricing, which was offset by increased administrative costs primarily due to advertising.

Other Income / (Expense). Other expense was $335,385 for the three months ended December 31, 2006, an increase of $34,869, or 11.6%, compared to $300,516 for the same period in the prior year. Other expenses were mainly finance expense incurred by Duoyuan China. During the three months ended December 31, 2005, Langfang Duoyuan had some non-operating income from rental income to offset the other expenses. Such rental income ceased  in 2006, causing relative increase in other expenses in the three months ended December 31, 2006.

Provision for Income Taxes.  Provision for income taxes for the three months ended December 31, 2006 and 2005 were $519,461 and $0, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 16.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $5.8 million for the three months ended December 31, 2006, an increase of 6.3%, compared to $5.5 million in the same period last year. The overall increase was attributed to higher unit sales combined with a slight increase in the price charged per unit, which was offset by advertising costs and income taxes expenses.

RESULTS OF OPERATIONS — SIX MONTHS ENDED DECEMBER 31, 2006 AND 2005:

Net Revenue. Net Revenues were $39.0 million for the six months ended December 31, 2006, an increase of $16.7 million, or 75.0%, compared to $22.3 million for the same period last year. This increase in net revenue was mainly attributed to continued growth in sales of our multicolor offset printing presses as well as to increased unit pricing. On the one hand, the market demand for multicolor presses continued to grow during the second half of calendar 2006. On the other hand, we kept expanding our sales network for multicolor presses. The combined effect was a higher number of multicolor presses sold. At the same time, we were continuously improving our processing techniques, resulting in improved quality of our parts and components as well as the improved quality of whole printing presses. In addition, we continuously applied our technical developments onto our products, resulting in better performance and enhanced functionalities of our printing presses.

Revenue by products

	6 Months ended December 31,
	2005	2006
Single-color Small-format Presses	25.8%	8.3%
Single-color Large-format Presses	21.4%	16.4%
Multicolor Small-format Presses	19.0%	22.8%
Multicolor Large-format Presses	29.2%	46.2%
Prepress (CTP)	4.6%	6.3%
Total	100.0%	100.0%

Cost of Sales. Cost of sales was $21.4 million for the six months ended December 31, 2006, an increase of $9.8 million, or 85.5%, compared to $11.6 million for the same period last year. This increase was higher than the increase in net revenue. As a percentage of net revenue, the costs of sales for the six months ended December 31, 2006 and 2005 were 55.0% and 51.9%, respectively. The increase of cost of sales as a percentage of net revenue was mainly attributed to higher labor cost paid to more skilled workers as we make and sell more large-format printing presses. In addition, some of the parts and components we purchased from outside suppliers had more functionalities, which cost more.

Gross Profit. Gross profit was $17.5 million for the six months ended December 31, 2006, an increase of $6.8 million, or 63.6%, compared to $10.7 million for the same period last year. The overall gross profit margin was 45.0% and 48.1% for the six months ended December 31, 2006 and 2005, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $6.0 million for the six months ended December 31, 2006, an increase of $3.7 million, or 160.9%, compared to $2.3 million for the same period last year.  The increase was mainly due to increased expenses incurred from attending more industrial exhibitions and generating more advertisement and commission expenses during the six months ended December 31, 2006 compared to the same period last year. As a percentage of revenues, selling, general and administrative expenses were 15.5% and 10.4% for the six months ended December 31, 2006 and 2005, respectively.

Income from Operations. Income from operations was $11.5 million for the six months ended December 31, 2006, an increase of 36.7%, compared to $8.4 million in the prior period last year. The increase was due to increased unit sales of multicolor offset printing presses as well as an increase in unit pricing which was offset by increased administrative costs primarily due to advertising.

Other Income / (Expense). Other expense was $335,385 for the six months ended December 31, 2006, an increase of $54,323, or 19.3%, compared to $281,062 for the same period in the prior year. Other expenses were mainly finance expense incurred by Duoyuan China. During the six months ended December 31, 2005, Langfang Duoyuan had some non-operating income from rental income to offset the other expenses. Such rental income ceased  in 2006, causing relative increase in other expenses in the six months ended December 31, 2006.

Provision for Income Taxes.  Provision for income taxes for the six months ended December 31, 2006 and 2005 were $939,478 and $0, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 16.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $10.1 million for the six months ended December 31, 2006, an increase of 25.6%, compared to $8.0 million in the same period last year. The overall increase was attributed to higher unit sales combined with a slight increase in the price charged per unit, which was offset by advertising costs and income taxes expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on cash flow from investing activities and operating activities for our capital requirements for the three months and six months ended December 31, 2006. As of December 31, 2006 and June 30, 2006, we had cash and cash equivalents of $22.9 million and $3.7 million, respectively. As of December 31, 2006, our accounts receivable amounted to $15.9 million and inventories amounted to $15.0 million. Our working capital was approximately $38.1 million and our equity was $54.3 million.

Net cash provided by (used in) operating activities. Net cash used in operating activities for the six months ended December 31, 2006 totaled $1.2 million, compared to net cash provided by operating activities of $1.7 million in the same period last year. The negative operating cash flow was mainly due to $7.6 million decrease in accounts payables and $2.5 million increase in related party receivables for the six months ended December 31, 2006.

Net cash provided by (used in) investing activities. Our main uses of cash for investing activities are payments for the acquisition of assets, land use rights, plant and equipment. Net cash used in investing activities were $1.2 million for the six months ended December 31, 2006, compared to net cash used in investing activities of $0.4 million in the same period last year. During the six months ended December 31, 2006, we increased our investment in purchasing equipment for Hunan Langfang facility.

Net cash provided by (used in) financing activities. Net cash provided by financing activities were $17.5 million for the six months ended December 31, 2006, as a result of partial proceeds from the private placement we completed in November 2006. We had no cash flow from financing activities during the same period in 2005.

As of December 31, 2006, the maturities for the bank loans are as follows:

	December 31,
	2006	2005
Loan from Bank of Agriculture, Chongwen branch due
Febuary 23, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$1,282,000	$1,252,000

Loan from Bank of Agriculture, Chongwen branch due
June 30, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,564,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 15, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	2,564,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 20, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	3,589,600	3,505,600

Loan from Bank of Agriculture, Chongwen branch due
July 27, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,564,000	2,504,000
Total	$12,563,600	$12,269,600

As shown in the above table, we had $12.56 million in loans outstanding as on December 31, 2006.  We plan to either repay this debt as it matures or refinance this debt with other debt. On March 15, 2007, we refinanced the bank loan from the Bank of Agriculture, Chongwen branch due on February 23, 2007 with a new bank loan from the same branch of Bank of Agriculture due on March 14, 2008. The new bank loan carries the same principal amount and terms as the old bank loan.

OFF-BALANCE SHEET ARRANGEMENTS

On October 25, 2006, we entered into a number of definitive Security Purchase Agreements with unrelated investors, the “Purchase Agreements”. On November 2, 2006, the transactions contemplated by the Purchase Agreements closed. In accordance with the Purchase Agreements, we issued an aggregate of 16,447,019 shares of common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200.

A total of $4,000,000 of the proceeds is being held in escrow until the Company appoints a majority of independent directors and hires a CFO with knowledge and experience of accounting standards generally accepted in the United States and SEC reporting requirements. The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, we agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. We began accruing costs associated with this penalty in February 2007.

Under the terms of the Purchase Agreements, we are required to meet various performance targets for the next two years. If we fail to meet those targets, our controlling shareholder and CEO, agreed to transfer his personal shares in the Company stock to each shareholder party to the Purchase Agreements up to 112% of number of shares issued in the private placement.

Additionally, we agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to settle all outstanding balance due to or from related parties, except for that related to office leasing, by December 31, 2006 results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. We began accruing costs associated with this penalty in January 2007.

At the closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, we issued to Roth Capital warrants to acquire 1,644,702 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times.

COMMITMENTS AND CONTINGENCIES

The contractual commitments presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of March 1, 2007. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Obligations	Total	Less than 1 Year

Long Term Debt Obligations	-	-

Capital Lease Obligations	-	-

Operating Lease Obligations[1]	$191,576	$191,576

Purchase Obligations	-	-
Total	$$191,576	$191,576

1  The operating lease obligations consist of two parts. First, we have a long-term bus lease agreement with a bus leasing company. We use these buses to pick up employees in Beijing and Langfang and send them to work in our Langfang Duoyuan facility. We sign annual agreement with the bus lease company. The total payment for a year is $46,468. Second, Duoyuan China has a five years office lease agreement with Duoyuan Water Environment (China). This agreement will expire in 2008. The remaining rent commitment is $145,108. We expect to renew our office lease agreement on the same terms.

We plan to finance our contractual obligations with cash from operation and from the recent fund raised.

SUBSEQUENT EVENTS

None

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company maintains its books and records in Renminbi, the currency of the PRC, its functional currency.  The exchange rate between US Dollar and Renminbi is subject to the foreign exchange quotation publicized by the People’s Bank of China on the specific day.  The conversions between overseas convertible foreign currency and Renminbi are reflected using the temporal method.  Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date.  Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates.  Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions.   In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 8.11 against the dollar, amounting to a 2% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, bellow.

The Company’s currency exchange rate risks consist primarily of currency from financing.  The Company’s financing activities were settled in US dollars and deposited in its bank account in US dollars, while the Company conducts virtually all of its business and investment activity in China and the value of its business is effectively denominated in Renminbi.  The Company will convert US dollars into Renminbi to conduct its investment activities and business.  The Company currently does not hedge its Renminbi - US dollar exchange rate exposure.

The Company has dollar holdings of approximately $44,195.02 as of March 1, 2007. If the exchange rate between US dollars and RMB were to increase by 10%, we would potentially suffer loss by approximately $4,419.50.  Therefore, we may choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the SAFE whose regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We have $12,563,600 lines of credit which is subject to interest rate change risk.

ITEM 4. CONTROLS AND PROCEDURES

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, the “SEC.  The Company’s disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934, the “Exchange Act”, is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company’s principal executive and financial officers concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b)  INTERNAL CONTROLS

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the first fiscal year ending on or after December 15, 2008, to include in our annual report an assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal year ending on or after July 15, 2007. Furthermore, our independent registered public accounting firm Moore Stephens Wurth Frazer and Torbet, LLP will be required to attest to whether its assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of July 14, 2007. We have not completed our assessment of the effectiveness of our internal controls. If we fail to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to its assessment, we could be subject to regulatory sanctions and a loss of public confidence in our internal controls. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our stock.

(c)     CHANGES IN INTERNAL CONTROLS

There was no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Neither we or any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to our respective businesses. There are no proceedings pending in which any of our officers, directors, promoters or control persons are adverse to us or any of our subsidiaries in which they are taking a position or have a material interest that is adverse to us. There are no proceedings pending in which any of the officers, directors, promoters or control persons of ours are adverse to us.

We are not a party to any administrative or judicial proceeding arising under federal, state or local environmental laws or their Chinese counterparts.

ITEM 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in “Item 2.01. Risk Factors” in the Current Report on Form 8-K filed with the SEC on October 13, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Current Report on Form 8-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The risk factor below has been updated in connection with this Form 10-Q filing.

Investment in our common stock involves risk. You should carefully consider the risks we describe below before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this prospectus, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

Risks Related to Our Business and Industry

We conduct substantially all of our operations through our subsidiaries, and our performance will depend upon the performance of our subsidiaries.

We have no operations independent of those of Duoyuan China and its subsidiaries. As a result, we are dependent upon the performance of Duoyuan China and its subsidiaries and will be subject to the financial, business and other factors affecting such subsidiaries as well as general economic and financial conditions. As substantially all of our operations are conducted through our subsidiaries, we are dependent on the cash flow of our subsidiaries to meet our obligations.

Because virtually all of our assets are held by our operating subsidiaries, the claims of our shareholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of a bankruptcy, liquidation or reorganization of the Company, our assets and those of our subsidiaries’ will be available to satisfy the claims of our shareholders only after all of Duoyuan China’ and its subsidiaries’ liabilities and obligations have been paid in full.

The Market for Offset Presses is very Competitive.

The printing equipment industry is extremely competitive. Our small-format offset presses compete against several top-tier domestic companies such as Yinkou Gronhi Printing Machinery Co., Ltd., Shandong Weihai Hamada (JV) Printing Machinery Co., Ltd., Shandong Weihai Printing Machinery Co., Ltd., Shandong Weifang Huaguang Printing Machinery Co., Ltd., and Beiren No. 2 Printing Machinery Co., Ltd. Our large-format presses compete against Beiren Printing Machinery Holdings Limited, Shanghai Electric Printing & Package Machinery Co., Ltd., and Zhongjing Group. We also compete with German and Japanese companies for market share. The market share of our overseas competitors in 2005 in the PRC was estimated to be between 60-70%. Their annual growth in 2003 was 49%. It dropped to 24% in 2004 and dropped further to 12% in 2005 due to the rapid growth of Chinese press manufacturers. The main competitive advantages of our overseas competitors are in their branding, financial capability, quality, design and functionalities. The weakness of the overseas competitors is that the prices of their products are generally 3-4 times higher than that of the presses produced by Chinese local companies, and Chinese local companies are catching up on quality, design and functionalities, while still maintaining their price advantage.

Some competitors have significantly greater financial, technical, manufacturing, sales, marketing and other resources than us and have achieved greater name recognition for their products and technologies than us. Because of this, we may not be able to successfully increase our market penetration or our overall share of the printer market.

Increased competition may result in price reductions, increased sales incentive offerings, lower gross margins, and loss of market share which could require increased investments in inventory, research and development, sales expenses, marketing programs and expenditures to expand channels to market. Our competitors may offer products with better market acceptance, better price or better performance. We may be adversely affected if we are unable to maintain current product cost reductions, or achieve future product cost reductions, including warranty costs.

Customers may defer their purchasing decisions in anticipation of the introduction of new products or the actual introduction of new products by us or our competitors. If we fail to address these competitive challenges, there could be a material adverse effect upon our business, consolidated results of operations and financial condition.

We do not typically have long term purchase contracts with our customers and our customers have in the past and could at any time in the future, reduce or cease purchasing products from us, harming our operating results and business.

We typically do not have long-term volume purchase contracts with our customers, and they are not obligated to purchase products from us. Accordingly, our customers could at any time reduce their purchases from us or cease purchasing our products altogether. In addition, any decline in demand for our products and any other negative development affecting our major customers or the printing industry in general, would likely harm our results of operations. For example, several of our customers have in the past experienced serious financial difficulties which led to a decline in sales of our products to these customers. If any significant customers should face such difficulties in the future, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these customers.

In addition, a significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, sales forecasts from our customers and product development programs. A substantial portion of our backlog is scheduled for delivery within 90 days or less and our customers may cancel orders and change volume levels or delivery times for products they have ordered from us without penalty. Accordingly, if sales to our customers are below expectations in any given quarter, the adverse impact of the shortfall in revenues on operating results may be increased by our inability to adjust spending in the short term to compensate for this shortfall.

If demand for our products declines in the major end markets that we serve, our selling prices and overall sales will decrease. Even if the demand for our products increases, when such increase cannot outgrow the decrease of selling price, our overall sales revenues may decrease.

Demand for our products is affected by a number of factors, including the general demand for the products in the end markets that we serve and the price attractiveness. A vast majority of our sales revenues are derived from customers who use our products to provide commercial printing services. Any significant decrease in the demand for commercial printing services may result in a decrease in the demand for our offset presses and a decrease in our revenues and earnings. A variety of factors, including economic, regulatory, political and social instability could contribute to a slowdown in the demand for commercial printing services because demand for commercial printing services is highly correlated with general economic activities. In addition, the average price charged to regular and low-end commercial printing services has been on the downward trend and the average selling price of offset presses has also been on the downward trend. As a result, even if the demand for our products increases, when the increase of demand cannot outgrow the decrease of selling price, our overall sales revenues may decrease.

Increased costs for manufactured components and raw materials may adversely affect our profitability. The cessation of tax exemptions and deductions by the Chinese government may also affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including steel, iron, rubber rollers and electronic components. Because it may be difficult to pass increased prices for these items on to our customers, a significant increase in the prices of the components and materials could materially increase our operating costs and adversely affect our profit margins and profitability.

The cessation of tax exemptions and deduction is another factor that may effect our profitability. The policy of the Chinese government for tax exemptions has a limited time period. A foreign invested entity like us is entitled to tax exemptions for two years after it becomes profitable and tax reduction for the subsequent three years. The tax exemptions or reductions we used to receive have expired or will expire in fiscal 2006, which may affect our ability to continue to be profitable in the future.

We face competition from other suppliers and if we are not able to compete successfully, our business may be harmed.

The digital printing marketplace is highly competitive which is characterized by rapid technological changes. We compete against a number of other suppliers of offset presses. Although we attempt to develop and support innovative products that our customers demand, products or technologies developed by competing suppliers could render our products or technologies obsolete or noncompetitive.

We may face increased risk of inventory obsolescence related to our offset presses.

We procure raw materials and build our offset presses based on our sales forecasts. If we do not accurately forecast demand for our products, we may end up with excess inventory, or we may lose sales because we do not have the correct products available for sale. If we have excess printing machines or other products we may have to lower prices to stimulate demand. We may also run the risk that our inventory of raw materials may become obsolete. If we do not sell such components before the end of their shelf life, they will no longer be sellable and will have to be expensed.

Our products might contain undetected defects that are not discovered until after shipping.

Our products consist of hardware and software developed by us and others. Although we have strict quality control over our products and we have not in the past discovered any material software and hardware errors resulting in significant warranty expense or other expenses, our products might contain undetected errors. Errors could also be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenues. In addition, errors in our products, including errors in licensed third party software, detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expenses, which could harm our operating results.

We operate in an industry characterized by fast technological change and evolving industry standards.

The printing industry is extremely competitive and is characterized by fast technological change, frequent new product developments, periodic product obsolescence, higher industry standards, changing information technologies and evolving distribution-channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may not be able to adapt to these changes.

Although we believe that we currently compete favorably with respect to these characteristics, this may change in the future. Our future success largely depends upon our ability to continuously develop new products with the quality levels customers demand, and develop new services and solutions. We spend a greater amount on research and development than the industry average because we believe that providing innovative products and solutions is important to our future operations. In spite of our efforts, we may fail to develop new products.

Additionally, the new products we develop may not achieve market acceptance or may not be manufactured at competitive costs or in sufficient volume due to competitive pressures, our consolidated results of operations could be affected. We cannot guarantee the success of our research and development efforts.

Our failure to enhance our existing products, services and solutions or to develop and introduce new products, services and solutions that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products.

We have sustained losses in the past and cannot guarantee profitability in the future.

Although Duoyuan China and Langfang Duoyuan have been profitable since the fiscal year ended June 30, 2004 and Hunan Duoyuan has been profitable since the fiscal year ended June 30, 2005, there is no assurance that we will remain profitable in the future. A variety of factors may cause our operating results to decline and financial condition to worsen, including:

•	Competitors offering comparable products at cheaper prices;

•	Continuing downward pressure on the average selling prices of our products caused by intense competition in our industry and other reasons;

•	Superior product innovations by competitors;

•	Rising raw materials cost;

•	Changes to management and key personnel; and

•	Increased operating expenses relating to research and development, sales and marketing efforts and general and administrative expenses as Duoyuan seeks to grow our business.

As a result of these and additional factors, we could fail to achieve our revenue targets or experience higher than expected operating expenses, or both. As a result, we cannot assure you that we will remain profitable in the future.

Our limited operating history may not serve as an adequate basis to judge our future prospects and operating results.

We have a limited operating history with respect to our current business, which may not provide a sufficient basis on which to evaluate our business or future prospects. Although our sales have grown rapidly in recent years, we cannot assure you that we will maintain profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Significant failure to realize anticipated sales growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	Implement our business model and strategy and adapt and modify them as needed;

•	Maintain our current, and develop new, relationships with customers;

•	Manage our expanding operations and product offerings, including the integration of any future acquisitions;

•	Maintain adequate control of expenses;

•	Attract, retain and motivate qualified personnel;

•	Protect our reputation and enhance customer loyalty; and

•
Anticipate and adapt to changing conditions in the offset printing industry and other markets in which we operate as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We may not be able to sustain our current growth rates, and even if we maintain them, we are susceptible to many challenges relating to our growth.

We have experienced significant growth in the scope and complexity of our business. Net sales have grown from approximately $5 million in fiscal 2003 to approximately $12.9 million in fiscal 2004 to approximately $26.5 million in fiscal 2005 and to approximately $43.7 million in fiscal 2006. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

•	Hire, train, integrate and manage additional qualified engineers, sales and marketing personnel and financial and information technology personnel;

•	Implement additional and improve existing administrative, financial and operations systems, procedures and controls;

•	Continue to enhance manufacturing and customer resource management systems;

•	Continue to expand and upgrade our multicolor presses;

•	Manage multiple relationships with foundries, distributors, suppliers and certain other third parties; and

•	Manage our financial condition.

Our success also depends largely on our ability to anticipate and respond to expected changes in future demand for our products. If the timing of our expansion does not match market demand, our business strategy may need to be revised, and there could be delays in our roll-out of new products, which may adversely affect our growth and future prospects. If we over-expand and demand for our products does not increase as we may have projected, our financial results will be materially and adversely affected. However, if we do not expand, and demand for our products increases sharply, our business could be seriously harmed because we may not be as cost-effective as our competitors due to our inability to take advantage of increased economies of scale. In addition, we may not be able to satisfy the needs of current customers or attract new customers, and we may lose credibility and our relationships with our customers may be negatively affected. Moreover, if we do not properly allocate our resources in line with future demand for particular products, we may miss changing market opportunities and our business and financial results could be materially and adversely affected. We cannot assure you that we will be able to successfully sustain our current growth rate or that we will be able to manage our growth in the future.

The loss of key personnel or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

We rely heavily on the services of our key employees, including Guo Wenhua, our Chief Executive Officer. In addition, our engineers and other key technical personnel are a significant asset and are the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and ability to attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly technical personnel, is intense in the industry in which we operate. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. In addition, we do not maintain “key person” life insurance for any of our senior management or other key employees. The loss of the key employees or the inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and have an adverse effect on our ability to sell our products as well as our overall growth.

In addition, if any other members of our senior management or any of our other key personnel joins a competitor or forms a competing company, we may not be able to replace them easily and we may lose customers, business partners, key professionals and staff members. Substantially all of our senior executives and key personnel have entered into confidentiality and non-disclosure agreements with us. In the event of a dispute between senior executives or key personnel and us, there is no assurance that the extent, if any, to which these provisions may be enforceable in China due to uncertainties involving the Chinese legal system.

We may be unsuccessful in developing and selling new products or in penetrating new markets required to maintain or expand our business.

Our revenue growth has been primarily from sales of our offset presses. Our future success depends, in part, on our ability to develop successful new offset presses solutions in a cost-effective and timely manner. We continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. The development of our offset printing solutions is highly complex, and successful product development and market acceptance of our products depends on a number of factors, including:

•	Our accurate prediction of the changing requirements of our customers;

•	Our timely completion and introduction of new designs;

•	The quality, price and performance of our products and those of our competitors;

•	Our management of our sales channels; and

•	Our customer service capabilities and responsiveness.

Failure to protect our proprietary technologies or maintain the right to certain technologies may negatively affect our ability to compete.

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have also entered into confidentiality or license agreements with our employees, business partners and other third parties, and have implemented procedures to control access to and distribution of our documentation and other proprietary information. Despite these efforts, we cannot assure you that these measures will provide adequate protection of our intellectual property rights. Further, these agreements do not prevent others from independently developing technologies that are equivalent to or superior to our technology. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of technology is difficult, and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in the PRC, where the laws may not protect our proprietary rights as fully as do the laws of the United States.

We currently have three patents registered and a few patent applications pending in China. We cannot be certain that patents will be issued as a result of our pending applications nor can we be certain that any issued patents would protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable or provide only limited protection for our technologies. We also cannot be certain that others will not design around our patented technology, independently develop our unpatented proprietary technology or develop effective competing technologies on their own.

We will incur increased costs as a result of being a public company.

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and stock exchanges have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we added independent directors, created additional board committees and intend to adopt additional policies regarding internal controls and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal controls of Section 404 of the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Mr. Wenhua Guo, our Chief Executive Officer, controls approximately 70.4% of our outstanding common shares and may have conflict of interest with our minority shareholders.

Mr. Wenhua Guo, our Chief Executive Officer, beneficially owns approximately 70.4% of the outstanding shares of our common stock.  As a result of being the majority shareholder, for transactions that require shareholders approval, he has control over decisions to enter into any of them, which could result in the approval of transactions that might not maximize shareholders’ value, and has the ability to prevent entry into any of them.  In addition, he can control the election of members of the Company’s board, have the ability to appoint new members to the Company’s management team and control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of Mr. Wenhua Guo may at times conflict with the interests of our other shareholders.

We are required to pay liquidated damages to some of the Selling Shareholders who purchased shares under the Securities Purchase Agreement and the amount of such liquidated damages, which cannot be determined today, may adversely affect our results of operation.

Under the Registration Rights Agreement, if: (a) the registration statement is not filed with or declared effective by the SEC within the prescribed time limit, (b) a final prospectus is not filed with the SEC one business day after the registration statement is declared effective by the SEC, or (c) after it has been declared effective, the registration statement ceases to be effective for more than an aggregate of 45 trading days, (a), (b), (c) each an "Event", then on the date of such Event and on its monthly anniversary, we are required to pay to each investor who purchased our shares in the private placement which closed on November 2, 2006 as liquidated damages equal to 1% of the aggregate investment amount paid by each such investor under a Securities Purchase Agreement, each a "Purchase Agreement"; provided however that the total amount of liquidated damages payable by us pursuant to all Events shall be capped at an aggregate of 8% of the aggregate investment amount paid by such investors under the Purchase Agreements. In addition, partial liquidated damages shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event. As we did not file the registration statement by January 31, 2007, as of the date of the filing of the S-1 registration statement, we are required to pay more than 2% of the aggregate investment amount paid by each investor under the relevant Purchase Agreement. In addition, if the registration statement is not declared effective by April 2, 2007, we have to pay additional liquidated damages to our investors. But in any event, the total amount of liquidated damages payable by us shall be capped at an aggregate of 8% of the aggregate investment amount paid by the investors under the Purchase Agreements. We cannot determine the amount of such liquidated damages as of today and payment of such liquidated damages may adversely affect our results of operation, in particular our earnings results.

Risks Related to Doing Business in China

Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business.

All of our operations are outside of the United States and in China, which exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations, exposure to possible expropriation or other Chinese government actions, and unsettled political conditions. These factors may have a material adverse effect on our operations, results of operations and financial condition.

Our international expansion plans subject us to risks inherent in doing business internationally.

Our long-term business strategy relies on the expansion of our international sales by targeting markets outside of China, such as the United States. Risks affecting our international expansion include challenges caused by distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could harm our international expansion efforts, which could in turn materially and adversely affect our business, operating results and financial condition.

Because Chinese law governs almost all of our material agreements, we may not be able to enforce our legal rights in China or elsewhere, which could result in a significant loss of business, business opportunities, or capital.

Chinese law governs almost all of our material agreements. There is no assurance that we will be able to enforce any of our material agreements or that remedies will be available outside of China. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, substantially all of our assets are located outside of the United States and most of our officers and directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the directors and officers under Federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China historically has not followed Western style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards, making it difficult for our management to forecast the Company’s needs and to present the results of operations accurately at all times.

We face risks associated with currency exchange rate fluctuations; any adverse fluctuations may adversely affect our operating margins.

The majority of our revenues are in Chinese currency. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses. Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

If relations between the United States and China worsen, our share price may decrease and we may have difficulty accessing U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

The Chinese government could change its policies toward private enterprises, which could adversely affect our business.

Our business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may alter them to our detriment from time to time. Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investment in China.

Economic, political and social conditions in China could affect our business.

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has implemented measures recently emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy could adversely affect our business operations, results of operations and/or financial condition.

The significant but uneven growth in the economy of China in the past 20 years could have an adverse effect on our business and results of operations.

The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on the Company.

Government control of currency conversion and future movements in exchange rates may adversely affect the Company’s operations and financial results.

We receive substantially all of our revenues in Renminbi, the currency of China. A portion of such revenues may be converted into other currencies to meet our foreign currency obligations. Foreign exchange transactions under our capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the exchange rate of the Renminbi to the U.S. dollar has been stable since January 1, 1994, and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, there can be no assurance that exchange rates will remain stable. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which our earnings and obligations are denominated.

Because the Chinese legal system is not fully developed, our legal protections may be limited.

The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court. Although the Chinese government has introduced new laws and regulations to modernize its business, securities and tax systems, China does not yet possess a comprehensive body of business law. Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations. Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive.

It may be difficult to serve us with legal process or enforce judgments against us or our management.

All our assets are located in China. In addition, all of our officers, and all but two of our directors, are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of United States courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Each issuance set forth below was made in reliance upon the exemptions from registration requirements under Section 4(2) of the Securities Act of 1933, as amended. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Shares

Name	Shares	Date
Investors under the Securities Purchase Agreement described below	16,447,019	November 2, 2006

Options and Warrants

Options

None

Warrants

Name	Shares	Date
Roth Capital Partners, LLC	1,644,702	November 2, 2006

On October 24, 2006, the Company entered into a number of Securities Purchase Agreement with unrelated investors pursuant to which the Company issued an aggregate of 16,447,019 shares of its restricted common stock on November 2, 2006 for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. The financing was conducted through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The securities sold pursuant to the Purchase Agreements have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The disclosure in the current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

At the closing, as part of the compensation to our placement agent, Roth Capital Partners, LLC, we issued to Roth Capital warrants to acquire 1,644,702 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years and will permit cashless or net exercise at all times. The shares of common stock issuable upon the exercise of the warrants will be included in the resale registration statement described above.

Concurrently with the execution of the Purchase Agreements, the Company and the investors entered into a number of identical Registration Rights Agreement, pursuant to which the Company is required to file a resale registration statement for purposes of registering the resale of shares of common stock issued at closing, shares of common stock issuable upon the delivery of certain additional shares required under the Purchase Agreements, if any, and upon the exercise of the warrants. The disclosure in the current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

The foregoing description of the transactions is only a summary and is qualified in its entirety by reference to the aforementioned transaction documents contained in Exhibits 4.1 and 10.1 to the current report on Form 8-K filed on October 25, 2006, each of which is incorporated herein by reference.

Purchase of Securities by Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1
Loan Agreement, dated July 29, 2005, between Duoyuan Digital Printing Technology Industry (China) Co., Ltd. and Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.2
Loan Agreement, dated September 3, 2005, between Duoyuan Digital Printing Technology Industry (China) Co., Ltd.  and Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.3
Loan Agreement, dated September 22, 2005, between Duoyuan Digital Printing Technology Industry (China) Co., Ltd. and Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006) .

10.4
Loan Agreement, dated November 16, 2005, between Duoyuan Digital Printing Technology Industry (China) Co., Ltd. and Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006) .

10.5
Loan Agreement, dated February 24, 2006, between Duoyuan Digital Printing Technology Industry (China) Co., Ltd. and Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006) .

10.6
Lease Agreement between Duoyuan Clean Water Technology Industries (China) Co., Ltd. and Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (incorporated by reference from the current report on Form 8-K filed on September 6, 2006)

10.7	Form of Employment Agreement (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.8
Share Transfer Agreement, dated October 16, 2005, between Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute and Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.9
Maximum Credit Guaranty made by Hunan Duoyuan Printing Technology Industry (China) Co., Ltd. in favor of Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.10
Maximum Credit Guaranty made by Hunan Duoyuan Printing Machinery Co., Ltd. in favor of Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.11
Equity Transfer Agreement, dated August 31, 2006, between the Asian Financial, Inc. and Duoyuan Investments Limited (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

10.12	Registration Rights Agreement dated October 24, 2006 among the Registrant and the investors (incorporated by reference from the current report on Form 8-K filed on October 25, 2006).

10.13	Securities Purchase Agreement dated October 24, 2006 among the Registrant and the investors (incorporated by reference from the current report on Form 8-K filed on October 25, 2006).

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN FINANCIAL, INC. (Registrant)

Date: May 2, 2007	By:	/s/ WENHUA GUO
Wenhua Guo, President and Chief Executive Officer

Date: May 2, 2007	By:	/s/ BAIYUN SUN
Baiyun Sun, Interim Chief Financial Officer