Form 10-Q
period 2007-03-31
ASIAN FINANCIAL INC
filed 2007-05-18
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number: 000-27129

Asian Financial, Inc.
(Exact Name of Registrant as Specified in its Charter)

Wyoming	91-1922225
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

4/F, No. 3 Jinyuan Road
Daxing District Industrial Development Zone
Beijing, People’s Republic of China
Post Code: 102600
(Address of Principal Executive Offices)
Registrant’s telephone number: +86 (10) 6021-2222

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

Yes ☐ No ☒

As of March 31, 2007, the Company had 67,047,481 shares of common stock, par value $0.001 per share, issued and outstanding.

  ASIAN FINANCIAL, INC.
INDEX

		Page

Part I — Financial Information

Item 1. Financial Statements		3

Consolidated Balance Sheets as of March 31, 2007 (Unaudited) and June 30, 2006		3

Consolidated Statements of Income and Other Comprehensive Income for the three months and nine months ended March 31, 2007 (Unaudited) and 2006 (Unaudited)		4

Consolidated Statements of Shareholders’ Equity		5

Consolidated Statements of Cash Flows for the nine months ended March 31, 2007 (Unaudited) and 2006 (Unaudited)		6

Notes to Consolidated Financial Statements (Unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	25

Part II — Other Information

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 3.	Defaults Upon Senior Securities.	37

Item 4.	Submission of matters to a Vote of Security Holders.	37

Item 5.	Other Information.	37

Item 6.	Exhibits	37

Signature		39

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2007 AND JUNE 30, 2006

ASSETS
	March 31,	June 30,
	2007	2006
	(Unaudited)
CURRENT ASSETS:
Cash	$3,360,387	$3,739,711
Restricted cash	4,000,000	-
Accounts receivable, net of allowance of $165,211and $159,725
as of March 31, 2007 and June 30, 2006, respectively	19,289,830	11,231,897
Inventories	18,559,546	16,727,833
Other receivables	123,434	130,914
Other receivables-related parties	363,934	892,552
Other assets	12,591	-
Advances on inventory purchases	24,125	2,183,483
Total current assets	45,733,847	34,906,390

PLANT AND EQUIPMENT, net	22,049,140	12,065,863

OTHER ASSETS:
Intangible assets, net	3,641,677	3,572,106
Total other assets	3,641,677	3,572,106

Total assets	$71,424,664	$50,544,359

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$12,691,000	$12,269,600
Accounts payable	1,097,810	13,137,939
Accrued liabilities	493,794	752,666
Other payables	168,448	522,167
Other payables - related parties	291,155	796,753
Customer deposits	-	18,830
Taxes payable	(236,814)	463,805
Liquidated damages payable	471,712	-
Total liabilities	14,977,105	27,961,760

MINORITY INTEREST	749,826	527,246

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $0.001 par value;100,000,000 shares authorized;
67,047,481 and 50,600,462 shares issued and outstanding
at March 31, 2007 and June 30, 2006	67,047	50,600
Additional paid-in capital	27,416,097	5,959,301
Statutory reserves	3,079,744	3,079,744
Retained earnings	23,452,982	12,539,851
Accumulated other comprehensive income	1,681,863	425,857
Total shareholders' equity	55,697,733	22,055,353
Total liabilities and shareholders' equity	$71,424,664	$50,544,359

The accompanying notes are integral part of these consolidated financial statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2007	2006	2007	2006
REVENUES	$9,646,697	$7,144,395	$48,604,680	$29,406,399

COST OF SALES	5,621,102	3,772,596	27,064,874	15,334,268

GROSS PROFIT	4,025,595	3,371,799	21,539,806	14,072,131

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	1,833,617	2,309,900	7,879,893	4,621,589

INCOME FROM OPERATIONS	2,191,978	1,061,899	13,659,913	9,450,542

LIQUIDATED DAMAGE
EXPENSES	1,177,460	-	1,177,460	-

OTHER INCOME (EXPENSE), net	46,020	669,635	(289,365)	388,573

INCOME BEFORE MINORITY
INTEREST AND
PROVISION FOR
INCOME TAXES	1,060,538	1,731,534	12,193,088	9,839,115

MINORITY INTEREST	26,453	18,241	201,045	148,815

INCOME BEFORE PROVISION
FOR INCOME TAXES	1,034,085	1,713,293	11,992,043	9,690,300

PROVISION FOR INCOME
TAXES	139,434	104,417	1,078,912	104,417

NET INCOME	894,651	1,608,876	10,913,131	9,585,883

OTHER COMPREHENSIVE
INCOME	-	-	-	-

FOREIGN CURRENCY TRANSLATION GAIN	564,752	110,810	1,256,006	364,233

COMPREHENSIVE INCOME	$1,459,403	$1,719,686	$12,169,137	$9,950,116

BASIC AND DILUTED
WEIGHTED AVERAGE
NUMBER OF SHARES	57,668,602	50,600,462	57,668,602	50,600,462

BASIC AND DILUTED
EARNING PER SHARE	$0.02	$0.03	$0.19	$0.19

The accompanying notes are integral part of these consolidated financial statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Retained Earnings
	Number of Shares	Amount	Additional Paid in Capital	Statutory Reserves	Unrestricted	Accumulated Other Comprehensive Income		Totals
BALANCE, July 1, 2005	50,600,462	$50,600	$5,959,301	$581,640	$2,142,376	$		$8,733,917

Net income					8,236,755			8,236,755
Statutory reserves				1,208,546	(1,208,546)
Foreign currency translation adjustments							364,233	364,233

BALANCE, March 31, 2006, unaudited	50,600,462	50,600	5,959,301	1,790,186	9,170,585		364,233	17,334,905

Net income					4,658,824			4,658,824
Adjustment to statutory reserves				1,289,558	(1,289,558)			-
Foreign currency translation adjustments							61,624	61,624

BALANCE, June 30, 2006	50,600,462	50,600	5,959,301	3,079,744	12,539,851		425,857	22,055,353

Net income					10,913,131			10,913,131
Shares issued for cash, $1.43 per share	16,447,019	16,447	21,456,796					21,473,243
Foreign currency translation adjustments							1,256,006	1,256,006

BALANCE, March 31, 2007, unaudited	67,047,481	$67,047	$27,416,097	$3,079,744	$23,452,982		$1,681,863	$55,697,733

The accompanying notes are integral part of these consolidated financial statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,913,131	$9,585,883
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	201,045	148,815
Depreciation	518,434	461,397
Amortization	52,224	50,735
Bad debt expense	87,478	-
(Increase) decrease in assets:
Accounts receivable	(7,631,089)	(6,300,758)
Inventories	(1,236,128)	3,697,358
Other receivables	15,666	-
Other receivables - related parties	549,900	(1,193,952)
Advances on inventory purchases	2,196,909	(9,395)
Other assets	(16,270)	(12,351)
Other non-current assets	223,631	-
Increase (decrease) in liabilities:
Accounts payable	(12,282,037)	(1,751,311)
Customer deposits	(19,150)	-
Other payables	(363,455)	128,770
Other payables - related parties	(524,032)	-
Accrued liabilities	(281,922)	96,668
Taxes payable	(704,541)	328,406
Liquidated damages payable	471,712	-
Net cash (used in) provided by operating activities	(7,828,494)	5,230,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(8,855,767)	-
Payments for construction in progress	(1,208,413)	(1,578,107)
Net cash used in investing activities	(10,064,180)	(1,578,107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	17,473,243	-
Payment of other payable - related parties	-	(1,556,672)
Net cash provided by (used in) investing activities	17,473,243	(1,556,672)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	40,107	41,838

(DECREASE) INCREASE IN CASH	(379,324)	2,137,324

CASH, beginning of period	3,739,711	294,434

CASH, end of period	$3,360,387	$2,431,758

The accompanying notes are integral part of these consolidated financial statements.

Asian Financial, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

Note 1 - Organization background and principal activities

Asian Financial, Inc., “AFI”, was organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, AFI merged with Asian Financial, Inc., a Wyoming entity, for the purpose of changing its domicile from Nevada to Wyoming. AFI had not commenced operations or generated any revenues since inception. On August 31, 2006, AFI entered into a definitive Equity Transfer Agreement with Duoyuan Investments Limited, “Duoyuan BVI”, a British Virgin Islands company that owns 100% of the equity interest of Duoyuan Digital Printing Technology Industry (China) Co., Ltd., “Duoyuan China”, which has two subsidiaries, a 99.4% ownership in Hunan Duoyuan Printing Machinery Co., Ltd. and 95% ownership in Langfang Duoyuan Digital Technology Co., Ltd, collectively referred to as the Duoyuan Interest.  In accordance with the Equity Transfer Agreement, AFI issued to Duoyuan BVI 47,100,462 shares of its common stock to purchase 100% of the equity interests of Duoyuan China. After the Equity Transfer Agreement closed on September 6, 2006, Duoyuan China became the wholly-owned subsidiary of AFI, and Wenhua Guo, the sole shareholder of Duoyuan BVI, became the controlling shareholder of AFI.  The acquisition of Duoyuan Investment Limited has been accounted for as a purchase and treated as a reverse acquisition, more details described in Note 12.

Duoyuan Digital Printing Technology Industry (China) Co., Ltd., “Duoyuan China”, was originally established and wholly owned by Duoyuan Industries (Holding) Inc., in turn wholly owned by Mr. Guo. Duoyuan China was incorporated in the PRC in 2001. The registered capital of Duoyuan China is $6,000,000. As of March 31, 2007, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 99.4% of Hunan Duoyuan Digital Technology Co., Ltd.

Langfang Duoyuan Digital Technology Co., Ltd., “Langfang Duoyuan”, is located in the City of Langfang, China and manufactures digital printing products. Langfang Duoyuan was originally called Langfang Duoyuan Digital Printing Technology Co., Ltd., when Beijing Huiyuan Duoyuan Research Institute Co., Ltd., “Huiyuan Institute”, owned 95% and Beijing Yinlu Advertising Co., Ltd., Yinlu, owned 5%.

On March 21, 2002, Yinlu transferred its 5% ownership to Duoyuan China. On October 16, 2005, Huiyuan Institute, an entity owned 100% by Mr. Guo, transferred 90% ownership to Duoyuan China pursuant to the “Langfang Duoyuan Second Equity Transfer Agreement”. Duoyuan China paid RMB 36 million to Huiyuan Institute on May 17, 2006. This transaction brought Duoyuan China’s ownership to 95%. Huiyuan Institute remains the holder of 5% of the Langfang Duoyuan’s equity. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred at the beginning of 2006 due to common management and ownership.

Hunan Duoyuan Printing Machinery Co., Ltd., “Hunan Duoyuan”, is located in Hunan, China and manufactures printing equipment. Hunan Duoyuan was established by Duoyuan China and Langfang Duoyuan on March 10, 2004.

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

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries, “the Company”, reflect activities of Asian Financial Inc., Duoyuan China - 100%, Langfang Duoyuan - 95.0%, and Hunan Duoyuan - 99.4%. The consolidated financial statements have been presented as if the acquisition of Duoyuan China occurred at the beginning of fiscal 2006 due to the reverse acquisition on September 6, 2006.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements include the accounts of Duoyuan Digital Printing Technology Industry (China) Co., Ltd. and its subsidiaries, referred to as the "Company". All material intercompany transactions and balances have been eliminated in the consolidation. Note - 1 Organization background and principal activities has more detail descriptions.

Foreign currency translation

The reporting currency of the Company is the US dollar. The Company uses their local currency RMB, as their functional currency. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Translation adjustments amounted to $1,681,863 and $425,857 as of March 31, 2007 and June 30, 2006, respectively. Asset and liability accounts at March 31, 2007 were translated at 7.72 RMB to $1.00 USD as compared to 7.99 RMB at June 30, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements accounts and cash flows for the nine months ended March 31, 2007 and 2006 were 7.85 RMB and 8.08 RMB, respectively. Because cash flows are also translated at average translation rates for the period, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation, total transaction loss amounted to $281,124, and $0 for the nine months ended March 31, 2007 and 2006, respectively.

Revenue recognition

The Company recognizes revenue when the goods are delivered and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax, VAT. All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

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

Land use rights

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use rights”, the Rights, to use the land. The Company has the rights to use the land for 50 years. At March 31, 2007 and June 30, 2006, accumulated amortization amounted to $298,904 and $231,374. The cost of the Rights is being amortized over 50 years using the straight-line method.

The land use rights consisted of the following:

	March 31,	June 30,
	2007	2006
Intangible - land use right	$3,940,581	$3,583,667
Idle intangible - land use right	-	219,813
Total	3,940,581	3,803,480
Less: accumulated amortization	(298,904)	(231,374)
Intangible assets, net	$3,641,677	$3,572,106

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, the Company expects these assets to be fully recoverable.

Total amortization expense for the nine months ended March 31, 2007 and 2006 amounted to $52,224 and $50,735, respectively.

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

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

	March 31,	June 30,
	2007	2006
Buildings	$6,134,506	$5,866,081
Office equipment	615,486	595,049
Motor vehicles	288,533	99,634
Plant and machinery	13,515,265	4,956,060
Construction in progress	3,758,904	2,227,673
Total	24,312,694	13,744,497
Less: accumulated depreciation	(2,263,554)	(1,678,634)
Plant and equipment, net	$22,049,140	$12,065,863

The depreciation expense for the nine months ended March 31, 2007 and 2006 amounted to $518,434 and $461,397, respectively.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at March 31, 2007 and June 30, 2006 amounted to $3,360,387 and $3,739,711, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash represents cash held in escrow for the November 2006 private placement. As of March 31, 2007, a total of $4,000,000 was held in escrow.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method and consist of the following:

	March 31,	June 30,
	2007	2006
Raw materials	$5,288,200	$6,526,691
Work in process	8,427,392	6,690,862
Finished goods	4,843,954	3,510,280
Totals	$18,559,546	$16,727,833

The Company reviews its inventory on a regular basis for possible obsolete goods or for determination if any reserves are necessary for potential obsolescence. As of March 31, 2007 and June 30, 2006, the Company determined that no reserves are necessary.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities and other payables and line of credit.

As of the balance sheet dates, the estimated fair values of the financial instruments were not materially different from their carry values as presented because the interest rates on the borrowings approximate those that would have been available for loans of similar remaining maturity and risk profile at respective year ends.

Accounts receivable, trade and allowance for doubtful accounts

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers. Accounts receivable, trade net of allowance for doubtful accounts outstanding at March 31, 2007 and June 30, 2006 amounted to $19,289,830 and $11,231,897, respectively. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.

An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged over nine months that have not been collected. As of March 31, 2007 and June 30, 2006, allowances for doubtful accounts were $165,211 and $159,725, respectively.

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2007 and June 30, 2006.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

Under existing Chinese Income Tax Laws, foreign investment enterprises (FIE) generally are subject to an income tax at an effective rate of 33%, 30% state income taxes plus 3% local income taxes, on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply. Starting on January 1, 2008, China will unify the corporate income tax rule on foreign invested companies and domestic companies. The unified corporate income tax rate is 25%.

Upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may by exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years. For tax filing purpose in PRC, all yearly periods refer to calendar years.

In 2001, Duoyuan China became a FIE. This economic status allows Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China had operating losses prior to the calendar year ended December 31, 2003 and started to generate a net profit for the calendar year ended December 31, 2004. Therefore, Duoyuan China has an income tax exemption for calendar years ending December 31, 2004 and 2005 and 50% income tax reduction for the calendar years ending December 31, 2006, 2007 and 2008.

Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with its first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002 and started to generate a net profit for the calendar year ending December 31, 2003. Therefore, Langfang Duoyuan has an income tax exemption for the years ending December 31, 2003, through December 31, 2007. We believe Langfang Duoyuan will become subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.

Prior to acquiring Hunan Duoyuan, the shareholders negotiated with Hunan Shaoyang Treasure Department to obtain an income tax exemption benefit. The Treasure Department granted Hunan Duoyuan a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasure Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan suffered an operating loss in the first year of operations ended December 31, 2004 and started to generate a net profit for the calendar year ended December 31, 2005. Therefore, Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005 through December 31, 2009. We believe Hunan Duoyuan will become subject to income tax at the rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

During nine months ending March 31, 2007 and 2006, the provision for income taxes amounted to $1,078,912 and $104,417, respectively. The estimated tax savings due to this tax exemption for the nine months ending March 31, 2007 and 2006 amounted to $3,086,613 and $3,142,491 respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2007:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(16.5)	(33.0)
Effective income tax rates	16.5%	-%

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax, VAT, in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.

VAT on sales and VAT on purchases amounted to $8,371,720 and $4,606,370 for the nine months ended March 31, 2007 and $5,098,602 and $2,007,721 for the nine months ended March 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by any income tax holiday.

Both Langfang Duoyuan and Hunan Duoyuan will get 12.5% and 5% refund, respectively, on the VAT amounts paid for the first five years of their operations.

Recently issued accounting pronouncements

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (EITF No. 06-3). EITF No. 06-3 permits that such taxes may be presented on either a gross basis or a net basis as long as that presentation is used consistently. The adoption of EITF No. 06-3 on January 1, 2007 did not impact our consolidated financial statements. We present the taxes within the scope of EITF No. 06-3 on a net basis.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). The Company adopted Interpretation No. 48 on January 1, 2007. (See Note 2)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," which addresses the measurement of fair value by companies when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 provides a common definition of fair value to be used throughout GAAP which is intended to make the measurement of fair value more consistent and comparable and improve disclosures about those measures. SFAS No. 157 will be effective for an entity's financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect SFAS No. 157 will have on its consolidated financial position, liquidity, or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective in the first quarter of fiscal 2009. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

All per share data including earnings per share has been retroactively restated to reflect the merger on August 31, 2006 as if it had occurred at the beginning of fiscal year 2006. For the nine months ended March 31, 2007 and 2006, basic and diluted earning per share amount to $0.19 and $0.16, respectively

Note 4 - Supplemental disclosure of cash flow information

Interest expense paid amounted to $550,547 and $532,008 for the nine months ended March 31, 2007 and 2006, respectively.

Income tax payments paid amounted to $962,759 and $0 for the period ended March 31, 2007 and 2006, respectively.

Note 5 - Advances on inventory purchases

Advances on inventory purchases are monies advanced to vendors for purchases. The inventory is normally delivered within six months after the monies have been advanced. The total outstanding amount was $24,125 and $2,183,483 as of March 31, 2007 and June 30, 2006, respectively.

Note 6 - Related party transactions

Mr. Guo Wenhau is the Company’s controlling shareholder and chief executive. The following is a summary of the amounts due from and to related parties:

	March 31,	June 30,
Other receivable - related parties	2007	2006
Tianjin Automobile Water Pump Co., Ltd. - Mr. Guo
Wenhau is the sole shareholder	$363,934	$231,603
Duoyuan China Water Recycle Technology Industry
Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	-	660,949
Totals	$363,934	$892,552
Other payable - related parties
Duoyuan China Water Recycle Technology Industry
Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	$291,155	$796,753

Other receivables from related parties are generated by the Company making various cash advances and short-term loans and allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables. All related parties outstanding balances will be settled in the manner of cash payments.

The Company has short-term loans from related parties of $291,155 and $796,753 as of March 31, 2007 and June 30, 2006, respectively. These amounts were loaned to the Company for business operations. These amounts are short-term and are non-interest bearing.

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party. See Note 9.

Note 7 - Lines of credit

The lines of credit represent amounts due to banks, which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $12,691,600 and $12,269,600 outstanding on these lines of credit as of March 31, 2007 and June 30, 2006, respectively. The loans consisted of the following:

	March 31,	June 30,
	2007	2006
Loan from Bank of Agriculture, Chongwen branch due
March 14, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$1,295,000	$1,252,000

Loan from Bank of Agriculture, Chongwen branch due
June 30, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,590,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 15, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	2,590,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 20, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	3,626,000	3,505,600

Loan from Bank of Agriculture, Chongwen branch due
July 27, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,590,000	2,504,000
Totals	$12,691,000	$12,269,600

Total interest expense for the nine months ended March 31, 2007 and for the year ended June 30, 2006 amounted to $550,547 and $721,764, respectively.

Note 8 - Reserves and dividends

The laws and regulations of the People’s Republic of China require that before a company distributes profits to its partners or shareholders, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of its board of directors, after setting aside the statutory surplus reserve.

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the nine months ended March 31, 2007 and for the year ended June 30, 2006, the Company transferred $0 and $1,322,862 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Common welfare fund

The Company is required to transfer 5% to 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to the statutory common welfare fund through 2005. This fund can only be utilized on capital items for the collective benefit of the Company’s employees, such as construction of dormitories, cafeteria facilities, and other staff welfare facilities. This fund is non-distributable other than upon liquidation. The transfer to this fund must be made before distribution of any dividend to shareholders. Effective from January 1, 2006, the common welfare fund reserve is no longer required by the Chinese regulation.

The Chinese government restricts distributions of registered capital and the additional investment amounts required by the Chinese companies. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 9 - Operating leases

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party, which Mr. Guo Wenhua is the sole shareholder. Total lease expense for the nine months ended March 31, 2007 and 2006 were $176,850 and $102,017, respectively. Total future minimum lease payments at March 31, 2007 are as follows:

Period Ended March 31,	Amount
2008	109,183
Thereafter	-

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

The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note 12 - Shareholders’ equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors, the “Purchase Agreement”. On November 2, 2006, the transactions contemplated by the Purchase Agreement closed. In accordance with the Purchase Agreement, Asian Financial, Inc. issued an aggregate of 16,447,019 shares of common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200.

A total of $4,000,000 of the proceeds is being held in escrow until the Company appoints a majority of independent directors and hires a CFO with knowledge and experience of accounting standards generally accepted in the United States and SEC reporting requirements. $2,000,000 has been released to the Company after its appointment of three independent directors in April, 2007 to replace three of five of the Company’s directors.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, Asian Financial agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. As of March 31, 2007, the Company has accrued $470,984 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Since none of the estimates is better than the other, in accordance with FIN14, the Company has booked an expense and a liability equal to the minimum estimated loss.

Under the terms of the Agreement, the Company is required to meet various performance targets for the next two years. If the Company fails to meet those targets, the Company’s controlling shareholder and CEO, agreed to transfer his personal shares in the Company stock to each shareholder party to a Purchase Agreement up to 112% of the number of shares issued to such shareholder in the private placement.

Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. As of March 31, 2007, the Company has accrued $706,476 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Since none of the estimates is better than the other, in accordance with FIN14, the Company has booked an expense and a liability equal to the minimum estimated loss.

The Company agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company will be required to pay the investors a monthly liquidated damage equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company is capped at 8% of the total investment amount paid by the investors.

At the closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, Asian Financial, Inc. issued to Roth Capital warrants to acquire 1,644,702 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times.

The Company has accounted for the warrants issued to the agent in accordance with EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”). Under EITF 00-19 if the issuing company (the seller) agrees to sell shares of its stock to the buyer of the contract at a specified price at some future date and if the contract may be settled by net-share settlement or by physical settlement, then the contract shall be classified as equity and no adjustments to the fair value of the equity instrument are required. Since it is the placement agent’s choice of whether to settle the warrants by net shares or physical settlement, these warrants have been classified as equity and accounted for as common stock issuance cost.

The warrants were valued at $1,658,024 using the Black-Scholes option-pricing model and the following assumptions were used: expiry date on 6/30/2013, volatility of 75%, annual rate of quarterly dividends of $0 and risk free interest rate of 4.81%.

Note 13 - Warrants accounting treatment

The Company has accounted for the warrants issued to the agent in accordance with EITF 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock (“EITF 00-19”). Under EITF 00-19 if the issuing company (the seller) agrees to sell shares of its stock to the buyer of the contract at a specified price at some future date and if the contract may be settled by net-share settlement or by physical settlement, then the contract shall be classified as equity and no adjustments to the fair value of the equity instrument are required. Since it is our placement agent’s choice of whether to settle the warrants by net shares or physical settlement, these warrants have been classified as equity and accounted for as common stock issuance cost.

The warrants were valued at $1,658,024 using the Black-Scholes option-pricing model and the following assumptions were used: expiry date on 6/30/2013, volatility of 75%, annual rate of quarterly dividends of $0 and risk free interest rate of 4.81%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarterly report on Form 10-Q.

GENERAL OVERVIEW:

Recent Corporate Restructuring and Private Placement of Our Common Stocks

We were originally organized under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, we merged with Asian Financial, a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. On August 31, 2006, Asian Financial entered into a definitive Equity Transfer Agreement with Duoyuan Investments, a British Virgin Islands company with operating subsidiaries in the People’s Republic of China. In accordance with the Equity Transfer Agreement, Asian Financial issued to Duoyuan Investments 47,100,462 shares of its common stock to purchase all of the equity interest of Duoyuan China, the “Equity Transfer”. As a result, Duoyuan China became Asian Financial’s wholly-owned subsidiary, and Wenhua Guo, the sole shareholder of Duoyuan Investments, became the controlling shareholder of Asian Financial. Since the inception of Asian Financial and until the Equity Transfer, Asian Financial had not commenced operations and had not generated any revenues, and Asian Financial had no employees other than officers or directors. Upon the closing of the Equity Transfer on October 6, 2006, Asian Financial commenced its present line of business.

On November 2, 2006, we closed the transactions contemplated by the Securities Purchase Agreement dated October 24, 2006 by and among us and certain unrelated investors, each a “Purchase Agreement”. In accordance with the Purchase Agreements, we issued an aggregate of 16,447,019 shares of our common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”, for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

Business Overview

Through Duoyuan China and subsidiaries, we are a leading non-government owned offset printing equipment manufacturer in China. Our products cover all three stages of the offset printing process, including prepress, press and postpress. Offset presses currently generate the majority of our total sales.

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

Over 20,000 offset printing companies in China are using our offset presses. We estimate we have a 15% market share of currently operating offset presses in China. The Print and Print Equipment Industries Association of China, “PPEIAC”, ranked us among the top three printing equipment providers in China, in terms of overall strength.

We have PRC cost advantages that enable us to offer our products at one-quarter to one-third the price of international models. Our small format presses as well as prepress and postpress solutions are manufactured in our Langfang Duoyuan facility and our large format presses are manufactured in our second facility - Hunan Duoyuan.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2007 AND 2006:

Net Revenue. Net Revenues were $9.6 million for the three months ended March 31, 2007, an increase of $2.5 million, or 35.0%, compared to $7.1 million for the same period last year. This increase in net revenue was mainly attributed to continued growth in sales of our multicolor offset printing presses. Sequentially, revenue was down 54.0% from $21.4 million in the three months ended December 31, 2006 due to seasonality of our business. The January-March quarter traditionally is our lowest sales season because business activities stopped or slowed during the Chinese New Year period.

Cost of Sales. Cost of sales was $5.6 million for the three months ended March 31, 2007, an increase of $1.8 million, or 49.0%, compared to $3.8 million for the same period last year. This increase was higher than the increase in net revenue. As a percentage of net revenue, the costs of sales for the three months ended March 31, 2007 and 2006 were 58.3% and 52.8%, respectively. The increase of cost of sales as a percentage of net revenue was mainly attributed to higher labor cost associated to lower productivity as some workers were just shifted to produce large-format multicolor printing presses.

Gross Profit. Gross profit was $4.0 million for the three months ended March 31, 2007, an increase of $0.7 million, or 19.4%, compared to $3.4 million for the same period last year. The overall gross profit margin was 41.7% and 47.2% for the three months ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $1.8 million for the three months ended March 31, 2007, a decrease of $0.5 million, or 20.6%, compared to $2.3 million for the same period last year.  The decrease was mainly due to less selling expenses associated with building the multicolor press distribution network, which had been built in 2006. As a percentage of revenues, selling, general and administrative expenses were 19.0% and 32.3% for the three months ended March 31, 2007 and 2006, respectively.

Income from Operations. Income from operations was $2.2 million for the three months ended March 31, 2007, an increase of 106.4%, compared to $1.1 million in the same prior period last year. The increase was due to decrease of selling, general and administrative expenses.

Liquidated damage expenses. We booked $1,177,460 in liquidated damage expenses in the three months ended March 31, 2007. We did not have such expenses in the same period last year. On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors, each a “Purchase Agreement”. On November 2, 2006, the transactions contemplated by the Purchase Agreement closed. In accordance with the Purchase Agreements, Asian Financial, Inc. issued an aggregate of 16,447,019 shares of common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, Asian Financial agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. As of March 31, 2007, the Company has accrued $470,984 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. As of March 31, 2007, the Company has accrued $706,476 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2.

Other Income / (Expense). Other income was $46,020 for the three months ended March 31, 2007, a decrease of $623,615, or 93.1%, compared to $669,635 for the same period in the prior year. Other income were mainly interest income. During the three months ended March 31, 2006, Langfang Duoyuan had some non-operating income from rental income. Such rental income ceased  in 2007, causing decrease in other income.

Provision for Income Taxes.  Provision for income taxes for the three months ended March 31, 2007 and 2006 were $139,434 and $104,417, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 16.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $894,651 for the three months ended March 31, 2007, a decrease of 44.4%, compared to $1,608,876 in the same period last year. The overall decrease was attributed to the accrual of liquidated damages.

RESULTS OF OPERATIONS — NINE MONTHS ENDED MARCH 31, 2007 AND 2006:

Net Revenue. Net Revenues were $48.6 million for the nine months ended March 31, 2007, an increase of $19.2 million, or 65.3%, compared to $29.4 million for the same period last year. This increase in net revenue was mainly attributed to continued growth in sales of our multicolor offset printing presses as well as to increased unit pricing. On the one hand, the market demand for multicolor presses continued to grow during the nine months ended March 31, 2007. One the other hand, we kept expanding our sales network for multicolor presses. The combined effect was a higher number of multicolor presses sold. At the same time, we were continuously improving our processing techniques, resulting in improved quality of our parts and components as well as the improved quality of whole printing presses. In addition, we continuously applied our technical developments onto our products, resulting in better performance and enhanced functionalities of our printing presses.

Cost of Sales. Cost of sales was $27.1 million for the nine months ended March 31, 2007, an increase of $11.7 million, or 76.5%, compared to $15.3 million for the same period last year. This increase was higher than the increase in net revenue. As a percentage of net revenue, the costs of sales for the nine months ended March 31, 2007 and 2006 were 55.7% and 52.1%, respectively. The increase of cost of sales as a percentage of net revenue was mainly attributed to higher labor cost paid to more skilled workers as we make and sell more large-format printing presses. In addition, some of the parts and components we purchased from outside suppliers had more functionalities, which cost more.

Gross Profit. Gross profit was $21.5 million for the nine months ended March 31, 2007, an increase of $7.5 million, or 53.1%, compared to $14.1 million for the same period last year. The overall gross profit margin was 44.3% and 47.9% for the nine months ended March 31, 2007 and 2006, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $7.9 million for the nine months ended March 31, 2007, an increase of $3.3 million, or 70.5%, compared to $4.6 million for the same period last year.  The increase was mainly due to increased expenses incurred from attending more industrial exhibitions and generating more advertisement and commission expenses during the nine months ended March 31, 2007 compared to the same period last year. Expenses related to financing and public company reporting also increased general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses were 16.2% and 15.7% for the nine months ended December 31, 2006 and 2005, respectively.

Income from Operations. Income from operations was $13.7 million for the nine months ended March 31, 2007, an increase of 44.5%, compared to $9.5 million in the prior period last year. The increase was due to increased unit sales of multicolor offset printing presses as well as an increase in unit pricing that was offset by increased administrative costs mainly due to sales network building and being an public company in the US.

Liquidated damage expenses. We booked $1,177,460 in liquidated damage expenses in the three months ended March 31, 2007. We did not have such expenses in the same period last year. On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors, each a “Purchase Agreement”. On November 2, 2006, the transactions contemplated by the Purchase Agreement closed. In accordance with the Purchase Agreement, Asian Financial, Inc. issued an aggregate of 16,447,019 shares of common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, Asian Financial agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. As of March 31, 2007, the Company has accrued $470,984 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. As of March 31, 2007, the Company has accrued $706,476 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2.

Other Income / (Expense). Other expense was $289,365 for the nine months ended March 31, 2007, compared to other income of $388,573 for the same period in the prior year. Other expenses were mainly finance expenses incurred by Duoyuan China. During the nine months ended March 31, 2007, Langfang Duoyuan had some non-operating income from rental income to offset the other expenses. Such rental income ceased  in 2006, causing relative increase in other expenses in the six months ended December 31, 2006.

Provision for Income Taxes.  Provision for income taxes for the nine months ended March 31, 2007 and 2006 were $1,078,912 and $104,417, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 16.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $10.9 million for the nine months ended March 31, 2007, an increase of 32.9%, compared to $9.6 million in the same period last year. The overall increase was attributed to higher unit sales combined with a slight increase in the price charged per unit, which was offset by liquidating damage expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on cash flow from investing activities and operating activities for our capital requirements for the three months and nine months ended March 31, 2007. As of March 31, 2007 and June 30, 2006, we had cash and cash equivalents of $3.4 million and $3.7 million, respectively. As of March 31, 2007, our accounts receivable amounted to $19.3 million and inventories amounted to $18.6 million. Our working capital was approximately $30.0 million and our equity was $55.7 million.

Net cash provided by (used in) operating activities. Net cash used in operating activities for the nine months ended March 31, 2007 totaled $7.8 million, compared to net cash provided by operating activities of $5.2 million in the same period last year. The negative operating cash flow was mainly due to $12.3 million decrease in accounts payables and $7.6 million increase in accounts receivables for the nine months ended March 31, 2007.

Net cash provided by (used in) investing activities. Our main uses of cash for investing activities are payments for the acquisition of assets, land use rights, plant and equipment. Net cash used in investing activities were $10.1 million for the nine months ended March 31, 2007, compared to net cash used in investing activities of $1.6 million in the same period last year. During the nine months ended March 31, 2007, we increased our investment in purchasing equipment for Hunan Langfang facility.

Net cash provided by (used in) financing activities. Net cash provided by financing activities were $17.5 million for the nine months ended March 31, 2007, as a result of partial proceeds from the private placement we completed in November 2006.

As of March 31, 2007, the maturities for the bank loans are as follows:

	March 31,	June 30,
	2007	2006
Loan from Bank of Agriculture, Chongwen branch due
March 14, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$1,295,000	$1,252,000

Loan from Bank of Agriculture, Chongwen branch due
June 30, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,590,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 15, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	2,590,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 20, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	3,626,000	3,505,600

Loan from Bank of Agriculture, Chongwen branch due
July 27, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,590,000	2,504,000
Totals	$12,691,000	$12,269,600

As shown in the above table, we had $12.69 million in loans outstanding as of March 31, 2007.  We plan to either repay this debt as it matures or refinance this debt with other debt. On March 15, 2007, we refinanced the bank loan from the Bank of Agriculture, Chongwen branch due on February 23, 2007 with a new bank loan from the same branch of Bank of Agriculture due on March 14, 2008. The new bank loan carries the same principal amount and terms as the old bank loan.

OFF-BALANCE SHEET ARRANGEMENTS

On October 25, 2006, we entered into a definitive Security Purchase Agreement with unrelated investors, each a “Purchase Agreement”. On November 2, 2006, the transactions contemplated by the Purchase Agreement closed. In accordance with the Purchase Agreement, we issued an aggregate of 16,447,019 shares of common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200.

A total of $4,000,000 of the proceeds is being held in escrow until the Company appoints a majority of independent directors and hires a CFO with knowledge and experience of accounting standards generally accepted in the United States and SEC reporting requirements. The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, we agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. We began accruing costs associated with this penalty in February 2007. $2,000,000 has been released to the Company after its appointment of three independent directors in April, 2007 to replace three of five of the Company’s directors.

Under the terms of the Agreement, we are required to meet various performance targets for the next two years. If we fail to meet those targets, then our controlling shareholder and CEO, agreed to transfer his personal shares in the Company stock to each shareholder party to a Purchase Agreement up to 112% of the number of shares issued to such shareholder in the private placement.

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

At the closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, we issued to Roth Capital warrants to acquire 1,644,702 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times.

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

Obligations	Total	Less than 1 Year

Long Term Debt Obligations	-	-

Capital Lease Obligations	-	-

Operating Lease Obligations[1]	$109,183	$109,183

Purchase Obligations	-	-
Total	$$109,183	$109,183

1  The operating lease obligations consist of two parts. First, we have a long-term bus lease agreement with a bus leasing company. We use these buses to pick up employees in Beijing and Langfang and send them to work in our Langfang Duoyuan facility. We sign annual agreement with the bus lease company. The total payment for a year is $46,468. Second, Duoyuan China has a five years office lease agreement with Duoyuan Water Environment (China). This agreement will expire in 2008. The remaining rent commitment is $109,183. We expect to renew our office lease agreement on the same terms.

We plan to finance our contractual obligations with cash from operations and from the recent fund raised.

SUBSEQUENT EVENTS

None

Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Exchange Rate Sensitivity

The Company maintains its books and records in Renminbi, the currency of the PRC, its functional currency.  The exchange rate between US Dollar and Renminbi is subject to the foreign exchange quotation publicized by the People’s Bank of China on the specific day.  The conversion between overseas convertible foreign currency and Renminbi are reflected using the temporal method.  Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date.  Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates.  Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

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

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose.  Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We have $12,691,000 lines of credit which is subject to interest rate change risk.

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

(b)    INTERNAL CONTROLS

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the first fiscal year ending on or after July 15, 2007, to assess the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal year ending on or after July 15, 2007. We have not completed our assessment of the effectiveness of our internal controls.

(c)     CHANGES IN INTERNAL CONTROLS

There was no change in the Company’s internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

Neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to our respective businesses. There are no proceedings pending in which any of our officers, directors, promoters or control persons are adverse to us or any of our subsidiaries in which they are taking a position or have a material interest that is adverse to us. There are no proceedings pending in which any of the officers, directors, promoters or control persons of ours are adverse to us.

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

The Market for Offset Presses is very Competitive.

The printing equipment industry is extremely competitive. Our small-format offset presses compete against several top-tier domestic companies such as Yinkou Gronhi Printing Machinery Co., Ltd., Shandong Weihai Hamada (JV) Printing Machinery Co., Ltd., Shandong Weihai Printing Machinery Co., Ltd., Shandong Weifang Huaguang Printing Machinery Co., Ltd., and Beiren No. 2 Printing Machinery Co., Ltd. Our large-format presses compete against Beiren Printing Machinery Holdings Limited, Shanghai Electric Printing & Package Machinery Co., Ltd., and Zhongjing Group. We also compete with German and Japanese companies for market share. The market share of our overseas competitors in 2005 in the PRC was estimated to be between 60-70%. Their annual growth in 2003 was 49%. It dropped to 24% in 2004 and dropped further to 12% in 2005 due to the rapid growth of Chinese press manufacturers. The main competitive advantages of our overseas competitors are in their branding, financial capability, quality, design and functionalities. The weakness of the overseas competitors is that the price of their products are generally 3-4 times higher than that of the presses produced by Chinese local companies, and Chinese local companies are catching up on quality, design and functionalities, while still maintaining their price advantage.

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

Under the Registration Rights Agreement, if: (a) the registration statement is not filed with or declared effective by the SEC within the prescribed time limit, (b) a final prospectus is not filed with the SEC one business day after the registration statement is declared effective by the SEC, or (c) after it has been declared effective, the registration statement ceases to be effective for more than an aggregate of 45 trading days, (a), (b), (c) each an "Event", then on the date of such Event and on its monthly anniversary, we are required to pay to each investor who purchased our shares in the private placement which closed on November 2, 2006 as liquidated damages equal to 1% of the aggregate investment amount paid by each such investor under the Securities Purchase Agreement, each a "Purchase Agreement"; provided however that the total amount of liquidated damages payable by us pursuant to all Events shall be capped at an aggregate of 8% of the aggregate investment amount paid by such investors under the Purchase Agreement. In addition, partial liquidated damages shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event. As we did not file the registration statement by January 31, 2007, as of the date of the filing of this 10Q, we are required to pay more than 2% of the aggregate investment amount paid by each investor under the relevant Purchase Agreement. In addition, if the registration statement is not declared effective by April 2, 2007, we have to pay additional liquidated damages to our investors. But in any event, the total amount of liquidated damages payable by us shall be capped at an aggregate of 8% of the aggregate investment amount paid by the investors under the Purchase Agreements. We cannot determine the amount of such liquidated damages as of today and payment of such liquidated damages may adversely affect our results of operation, in particular our earnings results.

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

Shares

Name	Shares	Date
Investors under the Securities	16,447,019	November 2, 2006
Purchase Agreement described
below

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

Concurrently with the execution of the Purchase Agreements, the Company and the investors entered into a Registration Rights Agreement, pursuant to which the Company is required to file a resale registration statement for purposes of registering the resale of shares of common stock issued at closing, shares of common stock issuable upon the delivery of certain additional shares required under the Purchase Agreement, if any, and upon the exercise of the warrants. The disclosure in the current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

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

ASIAN FINANCIAL, INC. (Registrant)

Date: May 18, 2007	By:	/s/ WENHUA GUO
Wenhua Guo, President and Chief Executive Officer

Date: May 18, 2007	By:	/s/ BAIYUN SUN
Baiyun Sun, Interim Chief Financial Officer