Form 10-K
period 2007-06-30
ASIAN FINANCIAL INC
filed 2007-09-28
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _________

Commission file number: 000-27129

ASIAN FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Wyoming	91-1922225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4/F, No. 3 Jinyuan Road Daxing District Industrial Development Zone Beijing, Peoples’ Republic of China 102600
(Address of principal executive offices)

+86 10 6021 2222
(Registrant’s telephone number, including area code)

Pioneer Corporate Services
1720 Care Avenue
Suite 600
Cheyenne, Wyoming
Zip Code: 82001
+307 635 1456
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer, as defined in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing None

There were 25,000,050 shares of the registrant’s common stock issued and outstanding as of September 24, 2007.

 ASIAN FINANCIAL, INC.

FORM 10-K

3

PART I

Item 1.	Business.

The Acquisition of Duoyuan

We were originally organized under the law of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, we merged with Asian Financial, a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming.

On October 6, 2006, Asian Financial completed an acquisition of Duoyuan Digital Printing Technology Industries (China) Co., Ltd., “Duoyuan China”, pursuant to the Equity Transfer Agreement, and Duoyuan China became Asian Financial’s wholly-owned subsidiary. The purpose of this equity transfer is to have Duoyuan China become a public company through a reverse merger route. Prior to the Equity Transfer in 2006, Asian Financial did not have any operations and had not generated any revenues and it has no employees other than officers and directors. The primary activity of Asian Financial before the Equity Transfer was to seek merger or acquisition candidates which it could either merge with or acquire.

On November 2, 2006, we closed the transactions contemplated by the Securities Purchase Agreement dated October 24, 2006 by and among us and certain unrelated investors, the “Purchase Agreement”. In accordance with the Purchase Agreement, we issued an aggregate of 16,447,019 shares (pre-split shares) of our common stock for a purchase price of approximately $1.43 (pre-split price) per share or an aggregate purchase price of $23,549,200. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4 (2) of the Securities Act of 1933, as amended, the “Securities Act”, for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

Duoyuan China. Duoyuan China was originally established in the People’s Republic of China (the ‘PRC”) in 2001 by Duoyuan Industries (Holding), Inc, which was incorporated in the British Virgin Islands. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan Investments Limited, whereby Duoyuan Investments acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan Investments. The purpose of this equity transfer was to simplify and clarify the structure and operations of Duoyuan China: after the equity transfer, Duoyuan Industries became the sole shareholder of Duoyuan Information Technology Industries (China) Co. Ltd., “Duoyuan Information”, and Duoyuan Investments became the sole shareholder of Duoyuan China. As a consequence, the business of Duoyuan Information and Duoyuan China do not have any overlap and do not compete with each other.

Duoyuan’s origin in offset press engineering can be traced back to 1994. In 1994, Beijing Duoyuan Electric Co. Ltd was established by Mr. Wenhua Guo and Beijing Duoyuan Electric Group Co. Ltd., a company also controlled by Mr. Wenhua Guo in Beijing, which produced its first generation of single-color small-format offset presses. Besides printing press, Duoyuan Electric also manufactured water treatment equipment and fax machines. As the printing industry in China developed, we took a long-term view on our printing press business and decided to spin off the printing business into a new entity. On June 21, 2001, Duoyuan China was established to focus on development, manufacturing and marketing of printing equipment. Duoyuan China acquired only relevant intellectual property and know-how about printing presses from Duoyuan Electric. The assets and liabilities were left in Duoyuan Electric because Duoyuan Electric is still an operating company with business in water treatment and equipment and fax machines. Duoyuan Electric engages in different industry sectors from Duoyuan China and does not compete with Duoyuan China. Duoyuan China is our operating headquarters with strategic planning, management, financing, research and development, sales and marketing, after-sales service and headquarters administration functions.

Langfang Duoyuan. In October 2000, Beijing Yinhang Yinlu Advertisement Co. Ltd and Beijing Huiyuan Duoyuan Digital Printing Technology Institution both controlled by Mr. Wenhua Guo, established Duoyuan Digital Printing Technology Industries (China) Co., Ltd., “Langfang Duoyuan”, in Langfang, Hebei Province as a production base for offset presses. Yinghang Yinlu and Huiyuan Duoyuan had 5% and 95% of the capital interest of Langfang Duoyuan, respectively.

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

Hunan Duoyuan. Duoyuan China acquired Hunan Duoyuan Printing Equipment Manufacturer Co., Ltd., “Hunan Duoyuan”, in March 2004, in which Duoyuan China and Langfang Duoyuan acquired 88% and 12% of the capital interest, respectively. Prior to this acquisition, Hunan Duoyuan was known as Hunan Printing Machinery Co., Ltd. and was formerly a state-owned enterprise founded in 1969. Hunan Duoyuan was historically one of the three major large-format offset press manufacturers in China and was designated to produce multicolor presses. Duoyuan acquired Hunan Duoyuan to increase the production capacity to meet the market demand for large-format offset presses. Hunan Duoyuan now is the manufacturing base for large-format offset presses.

The chart below shows Duoyuan’s ownership structure, including its subsidiaries and affiliated companies.

Our Business

Since our inception and prior to the Equity Transfer, we did not have any operations and had not generated any revenues, and we had no employees other than officers and directors. The primary activity of the Company before the Equity Transfer in 2006 was to seek merger or acquisition candidates. As a result of the Equity Transfer, the operations of Duoyuan China became our principal operations and the management of Duoyuan China became our management, and therefore all the information provided below includes the operations of Duoyuan China, which is now our subsidiary. We believe we are a leading non-government owned offset printing equipment manufacturer in China. Our products cover all three stages of the offset printing process, including prepress, press and postpress. Offset presses currently generate the majority of our total sales.

We believe we are one of the leaders in the design and development of offset printing equipment and solutions in China. We have R&D centers located in Langfang Duoyuan and Hunan Duoyuan that is equipped with what we believe to be some of the best design and test tools and staffed with highly talented R&D staff in the industry in China, enabling us to continuously launch new products with improved quality and functionality with short time to market.

Our sales and service network consists of representative offices and agents that covers 23 provinces and over 100 cities in China. We believe this is the one of the largest sales and service network among our competitors in China.

Over 20,000 offset printing companies in China are using our offset presses. We estimate this to be a 15% market coverage of currently operating offset presses in China. The Print and Print Equipment Industries Association of China, “PEIAC”, ranked us among the top three printing equipment providers in China, in terms of Sales revenue.

In our offset press segment, we offer four types of sheet-fed offset presses: single-color small-format presses, single-color large-format presses, multicolor small-format presses and multicolor large-format presses.

•	Within the press segment, our multicolor presses currently generate the majority of our press sales.

•
In prepress, we offer thermal Computer-To-Plate (CTP) systems, which transmit digital image data directly to a press plate from a computer. CTP technology offers better consistency and higher quality because it eliminates the risk for human errors. We believe that we are the first, and currently the only Chinese offset press producer in China to offer CTP systems at the commercial level.

•	In postpress, we offer automatic booklet makers and automatic cutters and have several other products in trial production.

We have PRC cost advantages that enable us to offer our products at one-quarter to one-third the price of our international competitors. Our large format presses are manufactured in our Hunan Duoyuan facility and our small format presses and prepress and postpress solutions are manufactured in our second facility, Langfang Duoyuan.

We believe there are two major barriers to entry in the printer manufacturing market in China: A high capital requirement and a high degree of technical know-how. The industry is particularly capital intensive due to the cost of machinery to build printing equipment. We believe that the technical knowledge in the industry is limited to a selected few.

The Industry in Which We Operate

We believe we are well positioned to benefit from the rapid growth of expenditures on equipment in printing industry in China and from the growing demand for domestic printing equipment and solutions in China.

The Printing Industry in China

As the economy is growing rapidly and the export sector is booming in China, demand for publication printing work, such as, newspapers, magazines and books, etc., and commercial printing work, such as packages, corporate brochures, product categories, conference materials, etc., also grows. From 2001 to 2005, the total output of the printing industry grew at an average rate of 12% per annum, according to PEIAC. In dollar value, in 2004, package printing is the largest category with nearly $13.5 billion in output, representing 36% of the total industry, and books and magazines printing and news paper printing represented the second and third largest categories, with about 25% and 16% of total output, respectively, according to PEIAC. This growth was largely driven by a combination of improved printing work quality and low price charged for providing the service.

The printing industry in China is currently undergoing an important wholesale transition from single-color printing to multicolor printing. A few years ago, most high quality multicolor printing work was handled by large and sophisticated printing companies in the coastal areas, especially in the Pearl River Delta region. Now, almost every major city has a suburban area with concentrated printing companies that can handle a wide spectrum of printing works, from simple single-color works to fairly high quality multicolor printing works. Multicolor printing is becoming a mainstream capability that almost every printing company has to have.

The Printing Equipment Industry in China

The rapid development in the printing industry fueled the even faster growth of the printing equipment in China. From 2002 to 2004, the output value of the domestic printing equipment industry in China grew at an average rate of 22% per annum, according to PEIAC.

The printing companies in China generally have two sources from which to purchase printing equipment: domestic manufacturers and overseas manufacturers. Although the domestic printing equipment industry witnessed rapid growth during the past few years, the design and engineering level of the domestic industry still cannot meet the high-end users’ requirements. Each year China still imports a large amount of high-end printing equipment, which is reflected in large import dollar value in this category of products. According to the data reported by PEIAC based on Chinese Customs Office statistics, China imported $1.7 billion worth of printing equipment during 2005. This was about 1.4 times of those made and sold domestically. Including domestically-made and imported printing equipment, the printing industry in China spent about $2.6 billion on printing equipment in 2005, up from about $2 billion in 2001. Printing equipment spending was growing at an average rate of about 11% per annum from 2002 to 2005. Leading domestic printing equipment manufacturers are determined to catch up with top international counterparts by investing in research and development and elevating engineering standards. As the result, they are gaining market share more quickly than overseas suppliers. Although domestically-made and sold printing equipment is still less in total dollar value purchased, the market share had improved from about 33% in 2002 to about 42% in 2005. The trends show imports of printing equipment are decreasing and exports increasing. In 2005, Chinese manufacturers exported $381 million worth of printing equipment, a 39% increase from 2004 and 9.5 times of that was exported five years ago.

Our Competitive Strength

Our business is characterized by the following competitive strengths:

Non-government Owned. We are the largest privately owned major offset printing equipment and solution provider in China. As a non-government company, our focus is market-oriented and client-centric and we have an operating system that enables us to introduce new technologies and launch new products faster than our domestic competitors. In addition, we have better internal control of sales and payment collection, and we are more proactive in market expansion and efficient in time to market.

PRC Cost Advantage. Our pricing is competitive among domestic producers. Those prices are about one-quarter to one-third the price of imported machines. Our PRC cost advantages allow us to offer a quality product at a much lower price than international competitors, thus opening several markets for us outside of China. We are currently expanding distribution to price-conscious markets like Africa, the Middle East and parts of Asia. We are also developing a marketing strategy to offer products in some developed and western countries, where there is demand for standard machines at low costs.

One of the Largest Sales and Service Networks. We believe we have one of the largest sales and service networks of all domestic offset printing equipment producers with over 200 sales professionals covering over 100 cities and 23 provinces throughout China. We have wide geographic coverage and deep penetration in many local markets. Our comprehensive service and quick response in after-sales maintenance and repair minimizes downtime for our customers.

Established Market Presence. We have established market share in China in the offset press market, particularly in the small-format segment and increasingly in the large-format segment. Our subsidiary Hunan Duoyuan, which produces multicolor large-format offset presses, has a significant existing customer base. Hunan Duoyuan was established in March 2004 through an acquisition of the assets of a government-owned entity, Hunan Printing Machinery. Before it was acquired by the Company, Hunan Printing Machinery had suffered operating losses for many years. Despite all of the losses, it had accumulated a significant customer base over the years. Hunan Duoyuan became profitable in the second quarter after it was acquired by the Company and the Company seeks to capitalize on Hunan Duoyuan’s existing brand awareness, market share and customer base to grow in large format offset press segments. We intend to capitalize on this existing brand awareness and market share and to leverage Hunan Duoyuan’s production capacity and existing customer base to grow in multicolor and large-format offset press segments, the largest and fastest growing segments of the print equipment market.

R&D Capabilities. We believe we have one of the largest R&D capabilities among all Chinese offset printing equipment producers. With over 200 research and design engineers located at our two R&D facilities with total floor space of 59,180 square feet, we are confident that our R&D capabilities is one of, if not the best, in China. This advantage enables us to compete at the forefront of new technologies and thus allows new solutions to be implemented in the marketplace in a short amount of time.

Business Strategy

We intend to continue to grow our business by pursuing the following strategies:

Market Expansion. Through our R&D capabilities, we can develop technologies and functions that will enable us to offer products to a wider range of geographical markets. Currently our primary market is the PRC, however we are building relationships to distribute to non-western countries, including countries in Africa, the Middle East, and parts of Asia, and other price-conscious international markets. Our current product lines address price-conscious markets, and we intend to further that capability by widening our reach. We see growth potential in U.S. and western European countries in niche sectors of the printing market. Because we offer our products at about a 50% - 60% discount to other major international competitors, we believe we can begin to capture mainstream printing sectors of the U.S. and additional western markets. Current trends in western markets have included the addition of printing enhancements for more complex printing projects. These products come from our competitors in Germany and Japan, but at higher costs. We believe we can offer standard printing presses to this market at half the cost of our competitors.

Increase Prepress and Postpress Products. We plan to offer more prepress and postpress products. In prepress, our CTP systems are experiencing strong growth. We plan to increase production and expand market presence in China. In postpress, we currently offer automatic booklet makers and automatic cutters, both of which we plan to push into new markets. In addition, we have several other postpress equipment in trial production, which will be introduced into the market. We also plan on developing multicolor offset presses with maximum sheet width of 1,040 mm (40.94 inches) to widen our large-format multicolor press offering.

Reach Western Product Standards. Our PRC cost advantage is principally attributed to lower labor costs, however, our international competitors, mainly German and Japanese companies, offer presses with increased functionality and durability for which western and more developed markets are accustomed. We intend to reach these western standards through continuing R&D in new materials and design, while still maintaining the cost advantage.

Growth through Acquisition. We intend to grow our business through strategic acquisitions of related printing software and hardware developers and their technologies. Specifically, we plan to acquire workflow management solutions to integrate our prepress, press and post-press equipment solutions.

Products, Technology and Solutions

We currently offer prepress, press and post-press equipment. Below is a table of our current product offerings:

Category	Commercial Name	Model Code	Specifications/Paper Size
Single-color	Large Octavo Thin	YP1A3A	440 x 320 mm	17.32 x 12.60 inch	A3
Small-format	Paper King	YP1A3B	440 x 320 mm	17.32 x 12.61 inch	A3
Press	Large Octavo Omnipotent King	YP1A3C	440 x 320 mm	17.32 x 12.62 inch	A3
	Large Octavo Note King	YP1A3D-NP*	440 x 320 mm	17.32 x 12.63 inch	A3
	Sexto Omnipotent King	DYA47C	470 x 360 mm	18.50 x 14.17 inch
		DY52C	520 x 360 mm	20.47 x 14.17 inch	B3
	Sexto Note King	DYA47D-NP*	470 x 360 mm	18.50 x 14.17 inch
		DY47C-NP*	470 x 360 mm	18.50 x 14.17 inch
		DY52D-NP*	520 x 360 mm	20.47 x 14.17 inch	B3
		DY56C	560 x 400 mm	22.05 x 15.75 inch
Single-color	Quarto Press	J4105	660 x 480 mm	25.98 x 18.90 inch	A2
Large-format		J4109	660 x 480 mm	25.98 x 18.90 inch	A2
Press		DYA174	740 x 540 mm	29.13 x 21.28 inch	B2
		DY174***	740 x 540 mm	29.13 x 21.27 inch	B2
		DY174-AL**	740 x 540 mm	29.13 x 21.28 inch	B2
Multicolor Press	2-color Large Octavo Press	YP2A3	440 x 320 mm	17.32 x 12.60 inch	A3
	2-color Sexto Press	DY252	520 x 360 mm	20.47 x 14.17 inch	B3
		DYA252**	520 x 370 mm	20.47 x 14.57 inch	B3
	2-color Quarto Press	DY274	740 x 540 mm	29.13 x 21.26 inch	B2
		DY274-AL**	740 x 540 mm	29.13 x 21.26 inch	B2
	4-color Large Octavo Press	YP4A3	440 x 320 mm	17.32 x 12.60 inch	A3
		DY452	520 x 370 mm	20.47 x 14.57 inch	B3
	4-color Sexto Press	DYA452**	520 x 370 mm	20.47 x 14.57 inch	B3
	4-color Quarto Press	PZ4660	660 x 480 mm	25.98 x 18.90 inch	A2
		PZ4660-AL**	660 x 480 mm	25.98 x 18.90 inch	A2
		DY474	740 x 540 mm	29.13 x 21.26 inch	B2
		DY474-AL**	740 x 540 mm	29.13 x 21.26 inch	B2
Prepress	CTP System	DYCTP600I
		DYCTP800I	1160 x 940 mm	45.67 x 37.01 inch	A0
	CTP Developer	DYSB560	580 x 400 mm	22.05 x 15.75 inch
		DYSB650	650 x 550 mm	25.60 x 21.65 inch	A2

Postpress	Automatic Booklet Maker Cutter	DYPDZQ520	520 x 350 mm	20.47 x 13.78 inch	B3

*	with number-punching function
**	with alcohol dampening system
***	with high paper-collecting plate

Sheet-fed Offset Printing Presses

In sheet-fed offset printing press, we follow the European-US style of manufacturing, which is built on solid framework and is designed for heavy commercial printing work. Our offset presses have passed testing by the National Printing Machinery Quality Supervision and Testing Center.

We offer four types of sheet-fed offset presses:

Single-color Small-format Press. A single-color offset press has one set of press rollers dedicated to one color. To make color print with a single color press, a sheet of paper typically must be processed four times, each time requiring precise adjustments for overprint, an obviously time-consuming and efficiency deficient form of printing. Generally speaking, a small-format offset press has a maximum sheet in-take width of equal to or less than 520 mm, about 24.47 inch. This type of press is typically best suited for a user who is just moving into offset printing from type-set printing, or whose print works are mostly single-colored, such as printing books. It requires low initial investment and low operating skills for simple print projects.

Single-color Large-format Press. A large-format offset press has a maximum sheet in-take width of larger than 520 mm, about 24.47 inch. It can also handle thick and ultra-thick paper sheet. Therefore, a single-color large-format offset press is an entry-level solution for package printing. It requires relatively low initial investment and relatively low operating skills for simple package and multicolor print projects.

Multicolor Small-format Offset Press. A multicolor offset press has more than one set of rollers. Most multicolor presses have four sets of rollers dedicated to four separate colors - typically black, magenta, cyan, and yellow - widely used in the printing industry, to generate all different colors. A multicolor small-format offset press offers a relatively low-cost solution for higher quality and higher margin multicolor print works. It requires relatively higher operating skills. A multicolor small-format offset press is most suitable for a variety of multicolor print works such as corporate brochures, product catalogues, labels and small packages, etc.

Multicolor Large-format Offset Press. This press combines multicolor with large paper sheet printing ability. This is the most robust printing solution and is suited for high quality, high margin, and timely projects. Multicolor large-format offset press requires the highest engineering skill to make and high operating skill to operate. This type of press also requires a fair amount of high investment from the printing companies.

Prepress Printing Equipment

In prepress, we currently produce thermal Computer-to-Plate (CTP) systems, plate developers and automatic plate punch-makers.

CTP systems. Digital formatting and processing - both prepress processes - plays an important role in improving the quality of presswork and efficiency of printing process. This type of quality and efficiency can be achieved through the use of CTP systems. Since its inception, CTP has quickly been adopted by commercial printing, package printing and newspaper printing companies in Europe and the U.S. In 2002, Chinese printing companies started using CTP, much later than those in developed economies. Because the price of CTP plates is much higher than that of traditional plates, CTP penetration in Chinese printing companies was relatively low. With increased investment in CTP plate technology, the output of CTP plates will increase and the price is expected to drop, thus boosting sales of CTP systems. Currently, the majority of CTP systems in China are imported from overseas suppliers, principally from Japan and U.S.

We believe we are among the first few companies in China to develop CTP systems and the first offset press maker able to commercially produce them. We currently produce two models of CTP systems: the CTP600 and the CTP800. CTP800 has a higher configuration than CTP600. To date, all CTP systems sold were CTP800s.

Plate Developer and Automatic Plate Punch-Maker. We also produce traditional plate developers and automatic plate punch-makers. Traditional plate development is the transfer of an image onto a press plate. Plate developers are typically sold by us as an accessory to offset presses, not as a stand-alone product. Automatic plate punch-makers punch holes of specific measurements through a plate to fit different offset presses. We also sell automatic plate punch-makers as our complimentary products.

Post-press Equipment

Automatic Paper Cutter. We manufacture an automatic paper cutter that is typically packaged it as a complimentary product to our offset presses.

Automatic Booklet Maker. Our Automatic booklet maker combines the function of collating, folding, stitching and cutting into one machine. We have the ability to commercially produce automatic booklet makers but the product has not started to generate sales.

Technology

We combine forefront technical innovation and precise engineering to offer a broad range of high quality and durable offset printing equipment at affordable prices. We have proprietary technologies and applications that make our products stand out among our competitors in China. These technologies increase the quality of printing and reduce operator workload, while setting barriers to entry. We have accumulated and implemented many technologies and applications to our production, mainly associated with automation process as it relates to sheet-feeding and transfer, ink dispense, and overall centralized control ability. These technologies decrease error and increase efficiency.

Technology	Application and Function
Sheet-feeding system
Designed with four suckers for sheet-placing and sheet-advancing, all controlled by conjugated cams, which are a pair of cams coupled together to drive a common moving mechanism and designated to create an outline that follows the same motion cycle of the mechanism. Height of paper sheet pile can be automatically measured and adjusted based on thickness of paper sheet, and angle of sheet-lifting suckers also automatically adjusted according to angle of paper sheet pile.

Sheet-guiding technology	Uses atmospheric pressure to push paper onto transfer bridge to reduce jams caused by mechanical parts, which increases smoothness of paper sheet transfer.

Centralized monitoring and automatic regulation	Central touch screen control panel shows status of sheet-feed and automatically regulates paper arrival time and slant sheet misregistration.

Centralized subsystems
Central control panel regulates and readies all sub-systems, such as sheet-feeding, front and side lay, pressure controller and cylinder registration controller. Data inputted or adjusted through touch screen window for pre-configuration to reduce make-ready time.

Cam-controlled hem front design	Increases both printing speed and accuracy of sheet transfer.

Multiple front lay guides	Several groups of individually adjustable front lay guides increase efficiency of press while in operation.

The combination of front lay and transfer gripping sheet control and localizing technology	Combination improves operating stability and printing speed.

Photoelectric detecting and auto lock-up	Automatically detects errors during printing and stops press if necessary.

Double-diameter impression cylinders	Use large impression cylinders twice the size of normal impression cylinders, producing higher quality print work, particularly in multicolor printing and can also handle thicker paper.

Anti-triangle 7 o’clock cylinder alignment
Superior cylinder layout assures even and consistent inking and prevents dot deformation. Dots are the basis for reproduction of prints and recreation of colors and also reflect the realization of gradation, levels and color reproduction of prints. The quality of microdots directly determines the quality of prints and hence the quality control of dots is very important.

Data memory	Most frequently used press configuration data can be stored on a memory chip for the repeated print work.

Semiautomatic plate-changing	Aids manual changing of press plate, which reduces the make-ready time and increases efficiency.

Pneumatic engagement and disengagement unit	Improves accuracy of any adjustment.

Continuous alcohol	System improves quality of color application and can automatically match press speed.

CPC technology
CPC is an add-on sub-system to centrally control the amount of ink dispensed on to press rollers and adjusting color hue as needed. Traditional way of adjusting color hue is by manually adjusting the individual screw that controls each ink flow. CPC can be added to an electronically-controlled offset press to achieve the same purpose.

CTP Technology

We have also developed proprietary technologies used in our CTP systems. These technologies enable better customization of each plate according to various customer requirements. This includes an open data interface technology that allows customers to use custom workflow control systems, multiple plate compatibility that allows various plate threshold ranges, and data storage network that can be shared for varying types of CTP plates.

Technology	Application and Function
Variable laser modulation
Modular-design enables various combinations of laser scanners assembled to match differing customer requirements. Increased number of laser scanners translates into faster speed and increased efficiency.

Intelligent data center
Ensures multiple outputs after one raster image processing and enables Tagged Image File Format, one of the most widely supported file formats for storing bit-mapped images on personal computers, to be transferred to any CTP system through a network, to share resources.

Open data interface	Ability to select custom workflow control systems from different suppliers to match CTP needs.

User-friendly interface	Ensures simple and safe operation.

Plate-compatibility	Enables CTP system to use various types of thermo-plates with 830 nano meter in wavelength and 120 - 140mj/cm2 in threshold range.

Solutions

With a wide range of products and an intimate knowledge of the printing industry, we offer open and scalable solutions to printing companies with various requirements, at different stages and within pre-determined operating budgets. This ability to offer complete and flexible solutions is one of the key competitive advantages for us in the fast changing environment of the Chinese printing industry. These solutions can be custom-fit for each type of customer, ranging from low-cost, low operation skills for small print projects to more advanced, high-quality robust printing projects. We offer products in every category to compliment each customer scenario. The following table details our product offering from 1-5 categorized by an economy solution at 1, and the more robust solution at 5.

Solution	Target Client	Features of Solution
1) Economy	Transitioning from type-set printing to offset printing	Requires small investment, lower operation skills and small space, but generates quick return on investment. Products include: Plate Developer, Small-size single-color offset press, Cutter.

2) Premium	Thick paper and/or multicolor printing	Generates high quality printing and handles thick and ultra-thick paper. Products include: CTP System, Plate Developer, Single-color small-format offset press, Automatic Booklet Maker, Cutter.

3) Note Printing	Large amount of commercial note printing such as invoices, receipts, etc., printing work and multicolor printing work
Handles extra-thin paper and reduces paper waste associated with thin- and extra-thin paper printing. Modular design enables multiple projects to be processed simultaneously. Products include: CTP System, Plate Developer, Single-color small-format offset press, and Cutter.

4) Multicolor	High quality and higher margin multicolor print projects	Offers high quality printing at reasonable prices. Products include: CTP System, Plate Developer, Multicolor offset press, Automatic Booklet Maker, and Cutter.

5) Packaging	Small-format package print	Offers high quality package print solution at affordable price. Products include: Single-color large-format offset press.

6) Advanced	Highest quality and timely printing tasks	Requires very low operating expenses with highest quality output. Products include: CTP System, Plate Developer, Multicolor offset press, Automatic Booklet Maker and Cutter.

Research & Development

R&D Centers. Historically, our R&D center was located at our headquarters in Beijing. Our R&D emphasis in the initial years was to invent new printing press models, especially multicolor presses, and add new functionalities. In 2006, our R&D emphasis gradually shifted to improving existing printing presses’ features and performances based on customers’ feedback. This required our R&D to be close to production so that any improvement change can be effectively reflected in production. In addition, our Langfang Duoyuan and Hunan Duoyuan produce different lines of products. Therefore, in the late 2006, we split the R&D center into two and moved the R&D centers to Langfang Duoyuan and Hunan Duoyuan, respectively. The R&D center at Langfang Duoyuan occupies approximately 26,900 square feet of floor space and has a strong 150-member R&D team. Langfang Duoyuan R&D center mainly focuses on improvement of small-format single-color and multicolor printing presses, as well as development of new press models and prepress and postpress equipments. The R&D center at Hunan Duoyuan occupies approximately 32,280 square feet of floor space and consists of a 50-member R&D team. Hunan Duoyuan R&D center mainly focuses on improvement of large-format single-color and multicolor printing presses. Since Hunan Duoyuan is also the production base for key parts used in all of our models, Hunan Duoyuan R&D center is also engaged in development and improvement of foundry casting technique and mechanical processing technique. The expertise of our research and design engineers covers a broad range of disciplinary knowledge bases, including printing theory, image processing, mechanical engineering, automation, and computer sciences. Experienced engineers are hired from major offset printer manufacturers in China, who have spent decades in offset printing product designs and development and who help guide project work and supervise overall design. We employ engineers who are quick to grasp the latest technologies and respond to market demands. We believe their profound design experience and precise working style form the basis for high design quality and sound design structure, on which our products are based.

Software and Design Tools. We believe our R&D centers are equipped with the best design and test tools in the industry. We installed and used Inventor 3D designing software for product design. We also established a software-based printing equipment simulation platform to test design and process control. Specific printing parts can be designed in the 3D software and exported directly to the simulation platform where it is tested for real-world applications. Such a simulation system drastically improves design efficiency and lowers cost for new product development.

File Management System. We apply a complete design process and file management system to better use and manage our R&D resources. Our R&D ideas come mainly from two resources. One is the tracking of latest design technologies and applications used in offset printing equipment. The second source, and more important source, is the feedback from our sales and service teams. Our sales and technical staff hold regular monthly calls to each of our major customers to determine market needs and changes. These ideas are collected, categorized, filed, and prioritized. We have formed project-based teams to work on each customer suggestion to determine feasibility. All R&D files are electronically stored and managed by our product documentation management with passwords to access and modify these R&D files. This process improves design efficiency, consistency and accuracy, and also protects our intellectual property and know-how.

Strategic Relationships. In addition to our in-house R&D team, we have established long-term cooperation with Beijing Printing Institute, Xi’an Technology University and Beijing Printing Machinery Research Institute. We also have cooperative research arrangements with aerospace research and engineering institutes for product reliability and latest technology trends.

Customer Service and Support

As precisely engineered capital goods, offset printing equipment requires reliable sales-related and after-sales service. Our representatives consult with customers and agents to craft a best-fit solution based on the type and amount of project work most commonly used and within pre-determined budget constraints. After product delivery, we are responsible for the installation and configuration of the machines. Our team consists of staff from the sales, the service, and the R&D departments. The team works around pre-set timetables to ensure timely installation and operation. After a product is installed and operational, our service team performs a trial run to test performance and stability to the customers’ satisfaction. In addition, we provide training to our client’s operators. For large format machines, we often keep staff at customer sites to assist with fulfilling initial orders and simultaneously provide in-depth individualized training to operators.

In after-sales services, we have a fast and responsive parts supply system and credible after-sales service. We have representative offices that act as local warehouses for spare parts. We produce our own key parts, allowing us a 24-hour response time to customers. We have a multi-tiered after-sales service process, where common problems are handled by our agents, more complicated problems are handled by local representatives, and the most complex problems are handled through experts from our Beijing headquarters. All these measures help minimize downtime for our customers.

We have monthly calls to our customers from service staff and annual visits from senior management to assist with overall strategy and client satisfaction. These calls and visits are an integral part in determining the dynamics of the printing industry as it relates to market needs and changing demands. We also provide regular overhaul and upgrade services.

Manufacturing

We emphasize precision and quality in our production and assembly. We have been certified with the ISO9001 and ISO14001 systems.

Our products are manufactured at our plants at Langfang Duoyuan and Hunan Duoyuan facilities. Langfang Duoyuan focuses on small-format offset presses and prepress and postpress products, while Hunan Duoyuan focuses on large-format offset presses. Both Langfang Duoyuan and Hunan Duoyuan are equipped with advanced and high-precision processing machines, tools and measuring devices. Both plants are staffed with skilled and experienced workers and apply quality assurance and quality control measures. We also use Statistic Processing Control/Statistic Processing Diagnostics in workflow management and Six Sigma management.

We source raw materials and parts from third-party suppliers and do not have any single primary supplier. We apply Just-in-Time in inventory management to improve quality and lower cost. We produce all key machinery parts internally. Hunan Duoyuan has its own foundry plant to produce casting for its offset presses. By avoiding off-the-shelf key parts, we are able to ensure quality and protect our intellectual property.

We produce both standardized products and products with customization. Small-format presses are a relatively standard product and are kept at an optimum inventory level. Most large-format presses are built when ordered, with sub-systems that can be added later if desired. Langfang Duoyuan created the first production line in China to produce small-format offset presses. As a result, we realize flexible production ability to produce different models based on the standard platform to meet changing market demands and reduce production costs.

Competition

Sheet-fed Offset Presses

Small Format Presses. In small-format sheet-fed offset press sector, there are three tiers of producers in China. In the top tier, there are Yingkou Gronhi Printing Machinery Co., Ltd., Yingkou Saxin Printing Machine Co., Ltd, Shandong Weifang Huaguang Printing Machinery Co., Ltd., Duoyuan, Shandong Weihai Hamada (JV) Printing Machinery Co., Ltd. and Shandong Weihai Printing Machinery Co., Ltd. There are about 20 companies in the middle tier groups and many companies, estimated at over 1,000, are in the bottom tier. Top tier companies have their own research and development, as well as large distribution network. They have the majority of the market share and are able to command a higher price. As the market demand for higher end machines increase, the tier-one companies are increasingly focusing on multicolor small-format and even large-format offset presses. Several of the top tier companies are gradually launching their multicolor small-format offset press products.

Among international competitors, German press producers have completely ceased producing single-color presses. Heidelberger Druckmaschinen AG is the only German press producer that still produces multicolor small-format presses. Japanese producers supply most of the small-format presses in the international markets, both single-color and multicolor models. Major Japanese small format press suppliers include Hamada Printing Press Co., Ltd. and Ryobi, Ltd. Most Japanese producers focus on large-format presses and only keep small-format presses as legacy products.

Large Format Presses. There are a few domestic companies producing large-format presses. Even fewer domestic companies are capable of producing multicolor large-format offset presses and they are mainly competing with overseas companies for domestic market share. Major domestic producers in this sector include Beiren Printing Machinery Holdings Limited, Shanghai Electric Group Printing & Packaging Machinery Co., Ltd., and Zhongjing Group and Duoyuan.

German and Japanese companies traditionally dominate multicolor large-format press sector. German and Japanese Companies represent the top five suppliers in the world, including Heidelberger Druckmaschinen AG, MAN Roland Druckmaschinen AG, Koenig & Bauer Group (KBA), Mitsubishi Heavy Industries, Ltd., and Komori Corporation. Other important producers include Shinohara Machinery Company, Sakurai Graphic Systems Corp, and Ryobi Limited from Japan, and Adast, the largest manufacturer of printing press in Eastern Europe.

Marketing, Sales and Services

Sales Network. We have integrated sales, marketing and service capabilities with over 200 people. At our headquarters, sales and service staff are divided into seven regional teams, covering Northeast China, North China, East China, Southeast China, Middle China, South China and Southwest China markets. We have established 28 representative offices in 23 provinces with 106 agents and distributors in over 100 cities. All of our sales are accomplished through our agents. Our representatives are mainly responsible for supporting our agents’ sales efforts and providing sales service to our customers.

Exclusive Distributorship Agreements. We manage our sales agents through exclusive distributorship arrangements and provide them with incentives in the form of a performance-based year-end rebating system. The rebate for the distributor begins after the distributor exceeds $667,000 in sales. Upon achieving this base amount the distributor receives a sliding rebate of from 1.5% to 5% of sales. Rebates amounted to $594,400 in 2007. We sign an exclusive local agent agreement for each local market. We may also designate multiple agents for various models in a single local market as selected agents may specialize in distributing to different types of customers. Our local representatives also develop key local customers who in turn are referred to our local agents at the time of purchase. In case the purchase agreement is signed directly between us and a client, payment for purchase is typically made in full immediately after shipment is received. Credit is not extended to small-format press buyers. In the event that a purchase agreement is signed between a client and our agent, the agent must pay in full or sign a definitive installment schedule before shipment, and such installment is usually six months for multicolor large format presses. Agents may have a variety of payment arrangements with their customers, but those arrangements will not affect our payment collection. In order to support our agent’s sales efforts, we assess agent credit worthiness and lend products accordingly for display and demonstration purposes. The lending period varies from one to three months. At the end of the lending period, our agents must pay back the cost of the machine or return it.

Advertising and Exhibitions. We use advertisements and exhibitions to promote our products to new customers and reinforce existing market positions. We advertise in industrial journals and publications and often advertise at the local level to support our local agents while a new local market is being developed. Industrial exhibitions are the most important means to promote our product and corporate image. For example, we attended the Drupa Printing Technology Exhibition in 2006 and in 2007, the Beijing International Printing Technology Exhibition, “China Print 2006”, and many other exhibits in Shanghai, Guangzhou, Xiamen and Xian. Both the Drupa Exhibition and China Print are among the six largest exhibitions in the global printing industry.

Pre-sales Service. Our sales and marketing efforts are closely integrated with our pre-sales service activities. We provide several types of product brochures and materials to our agents and potential and existing customers in an effort to familiarize them with specific product solutions and the benefits of our product offering. We also regularly hold seminars and training programs focused on the latest developments in printing technologies, products implementation and related skills. Our potential and existing customers can send staff to these seminars and training programs to learn how to master these technologies and skills and to practice on our demo products. We can, in turn, convert these potential customers into buyers. We have found that by creating a model client - by allowing customers to test machines at our facilities - additional potential buyers will be persuaded to become customers as they can see examples of existing customers.

Customers

Our customers are local distributors who sell our products to printing companies as end users. We do not have a major customer whose sales revenues exceed 5% of our total revenues for fiscal years 2004, 2005 and 2006. The typical revenue from each distributor is around 1%-2% of our total sales revenues. The change of the composition of the customers each year is not significant because our marketing and sales strategy is to establish stable sale and purchase relationships with our customers by offering our customers good pre-sale and after-sale support, which includes training and periodic calls and visits.

Financial Information about Products & Geographic Areas

Revenue breakdown by products

	Year ended June 30,
	2005	2006	2007

Single-color Small-format Presses	31.4%	18.1%	8.78%

Single-color Large-format Presses	28.6%	18%	14.35%

Multicolor Small-format Presses	22.3%	19.4%	25.56%

Multicolor Large-format Presses	15.3%	39.2%	45.76%

Prepress (CTP)	2.4%	5.3%	5.55%

Total	100%	100%	100.0%

Our sales of single-color printing presses as percentages of our total net revenue had been consistently declining while our sales of multicolor printing presses as percentages of our total net revenue has been consistently increasing. Sales of multicolor large-format presses as a percentage of our total net revenue had been increasing particular fast. Sales of our CTP products also increased noticeably from a low base.

Financial Information about Geographic Areas

	Year ended June 30,
	2005	2006	2007

North China	9%	12.4%	13.00%

South China	18.5%	20%	18.00%

Middle China	18.3%	20%	22.00%

East China	10%	10.7%	15.00%

Northeast China	9.3%	6.4%	8.00%

Northwest China	16.4%	13.8%	10.00%

Southwest China	17.1%	15.5%	12.00%

Outside China	1.4%	1.2%	2.00%

Total	100%	100%	100.0%

The overwhelming majority of net revenue was generated within China. Overseas sales currently only represented about 1.2% of our net revenue. In China, our sales come fairly evenly from 7 of our identified key regional markets. Middle China is our single largest and a fast-growing market, representing about 25% of our total sales. The next important market in terms of sales to us is South China.

Intellectual Property

As of March 1, 2007, we had four patents registered with the China Patent Bureau: (1) a vacuum chamber paper sheet lifting and advancing device, with a duration of ten years starting from the date of application, May 22, 2003; (2) a single-fiber field pattern used in multicolor press imaging systems, with a duration of ten years starting from the date of application, May 22, 2003; (3) an offset print appearance design, with a duration of ten years starting from the date of application, January 31, 2005 and (4) an automatic offset press printing oil supply quick cleaning device, with a duration of ten years starting from the date of application, September 25, 2000. We have additional patents pending acceptance by the China Patent Bureau. We have achieved approximately 30 technology awards from May 1, 1995 to June 30, 2007 from the Chinese government, various industry association and consumer interest associations for our technology achievement and the quality and trustworthiness of our products, and our offset presses are endorsed by the China Consumer Protection Fund as trustworthy products. Some of our stronger competitors have also received some of these awards. None of these associations are affiliated with us or compensated by us for such awards.

Employees

We currently have over 1,700 employees. All our employees are based in China and are full-time employees, and most of them have executed employment agreements with us, which are governed by Chinese law. All of our employment contracts are for a fixed period of one year and may be renewed upon notice from an employee, and with our consent. After 10 years of employment, an employee may enter into an employment agreement with us for an indefinite period of time, subject to our consent. We may terminate an employment agreement for cause, without notice or severance. We may also terminate an employment agreement upon 30 days’ notice if an employee is not suitable for the job due to medical or other reasons. If we lay off an employee because of an economic downturn or terminate an employee because the employee is not suitable for the job or is not able to work due to sickness or injury, we are obligated to pay up to 12 months’ salary as severance. An employee may terminate his/her employment agreement without cause upon one month’s notice or for cause, without notice. None of our employees are members of any labor union, and we are not a party to any collective bargaining agreement.

Item 1A.	Risk Factors.

Investment in our common stock involves risks. You should carefully consider the risks we describe below before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Form 10-K, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

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

The Market for Offset Presses is very Competitive.

The printing equipment industry is extremely competitive. Our small-format offset presses compete against several top-tier domestic companies such as Yinkou Gronhi Printing Machinery Co., Ltd., Shandong Weihai Hamada (JV) Printing Machinery Co., Ltd., Shandong Weihai Printing Machinery Co., Ltd., Shandong Weifang Huaguang Printing Machinery Co., Ltd., and Beiren No. 2 Printing Machinery Co., Ltd. Our large-format presses compete against Beiren Printing Machinery Holdings Limited, Shanghai Electric Printing & Package Machinery Co., Ltd., and Zhongjing Group. We also compete with German and Japanese companies for market share. The market share of our overseas competitors in 2007 in the PRC was estimated to be between 65-70%. The main competitive advantages of our overseas competitors are in their branding, financial capability, quality, design and functionalities. The weakness of the overseas competitors is that the price of their products are generally 3-4 times higher than that of the presses produced by Chinese local companies, and Chinese local companies are catching up on quality, design and functionalities, while still maintaining their price advantage.

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

The cessation of tax exemptions and deduction is another factor that may affect our profitability. The policy of the Chinese government for tax exemptions has a limited time period. Under the existing Chinese Income Tax Law, foreign investment enterprises are generally subject to an income tax at a tax rate of 33%. A foreign invested entity like us is entitled to a 100% tax exemption for two years after it becomes profitable and a tax reduction of 50% for the subsequent three years. The 100% income tax exemption for Duoyuan China expired in 2006. Currently Duoyuan China receives a 50% reduction of income tax instead of a 100% exemption as in 2004 and 2005, which may affect our ability to continue to be profitable in the future.

Beginning January 1, 2008, the new Enterprise Income Tax Law will replace the existing laws for domestic enterprises and foreign invested enterprises. The new standard Enterprise Income Tax rate of 25% will replace the current income tax rate of 33% applicable to both domestic entities and foreign invested entities. We are currently evaluating the impact that the new Enterprise Income Tax Law will have on our financial condition.

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

Although we believe that we currently compete favorably with respect to these characteristics, this may change in the future. Our future success largely depends upon our ability to continuously develop new products with the quality levels our customers demand, and develop new services and solutions. We spend a greater amount on research and development than the industry average because we believe that providing innovative products and solutions is important to our future operations. In spite of our efforts, we may fail to develop new products.

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

We have experienced significant growth in the scope and complexity of our business. Net sales have grown from approximately $5 million in fiscal 2003 to approximately $12.9 million in fiscal 2004 to approximately $26.5 million in fiscal 2005 and to approximately $43.7 million in fiscal 2006 and over $68 million in fiscal 2007. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

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

The loss of key personnel, the failure to attract or retain specialized technical and management personnel or the failure of our CEO to devote sufficient time to our business could impair our ability to grow our business.

We rely heavily on the services of our key employees, including Wenhua Guo, our Chief Executive Officer. In addition, our engineers and other key technical personnel are a significant asset and are the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and ability to attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly technical personnel, is intense in the industry in which we operate. We currently do not have an employment agreement with Wenhua Guo. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. In addition, we do not maintain “key person” life insurance for any of our senior management or other key employees. The loss of the key employees or the inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and have an adverse effect on our ability to sell our products as well as our overall growth.

In addition, if any other members of our senior management or any of our other key personnel join a competitor or form a competing company, we may not be able to replace them easily and we may lose customers, business partners, key professionals and staff members. Substantially all of our senior executives and key personnel have entered into confidentiality and non-disclosure agreements with us. In the event of a dispute between senior executives or key personnel and us, these provisions may not enforceable in China due to uncertainties involving the Chinese legal system.

Further, our CEO, Wenhua Guo currently spends approximately 65% of his total time to our business and 35% of his time to his other businesses. If our CEO is not able to devote all the time needed to our company and respond promptly to our business needs, our business and our ability to succeed and grow will be materially affected.

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

We currently have four patents registered and a few patent applications pending in China. Patents might not be issued for our pending applications and any issued patents may not protect or benefit us or give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable or provide only limited protection for our technologies. We also cannot be certain that others will not design around our patented technology, independently develop our unpatented proprietary technology or develop effective competing technologies on their own.

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

We have not held any annual shareholder meetings before we acquired Duoyuan China in 2006.

We have not held an annual meeting of shareholders since inception. Under Wyoming law, the district court of the county where a corporation's principal office may summarily order a meeting to be held upon application of any member or other person entitled to participate in an annual or regular meeting, if an annual meeting was not held within fifteen months after its last annual meeting. Because we have not held regular shareholders' meetings, our shareholders ability to exercise their voting rights may be limited. We plan to call a shareholder meeting as soon as practicable after our annual report for the fiscal year ended June 30, 2007 is filed with the SEC.

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

Under the Registration Rights Agreement, if: (a) the registration statement is not filed with or declared effective by the SEC within the prescribed time limit, (b) a final prospectus is not filed with the SEC one business day after the registration statement is declared effective by the SEC, or (c) after it has been declared effective, the registration statement ceases to be effective for more than an aggregate of 45 trading days, (a), (b), (c) each an "Event", then on the date of such Event and on its monthly anniversary, we are required to pay to each investor who purchased our shares in the private placement which closed on November 2, 2006 liquidated damages equal to 1% of the aggregate investment amount paid by each such investor under the Securities Purchase Agreement, the “Purchase Agreement”; provided however that the total amount of such liquidated damages payable by us pursuant to all Events shall be capped at an aggregate of 8% of the aggregate investment amount paid by such investors under the Purchase Agreement. In addition, partial liquidated damages shall apply on a daily pro-rata basis for any portion of a month prior to the cure of an Event. As we did not file the registration statement by January 31, 2007, as of the date of the filing of the registration statement, we were required to pay more than 2% of the aggregate investment amount paid by each investor under the Purchase Agreement. In addition, if the registration statement is not declared effective by April 2, 2007, we have to pay additional liquidated damages to our investors. But in any event, the total amount of liquidated damages payable by us shall be capped at an aggregate of 8% of the aggregate investment amount paid by the investors under the Purchase Agreement. Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to terminate the related party transactions will result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. For the year ended June 30, 2007, an aggregate amount of $2,119,428 was accrued and recorded by the Company as liquidated damage, of which $1,177,460 was accrued as a penalty for failure to meet the registration statement filing deadline, and $941,968 was accrued as a penalty for failure to terminate all related party transactions by December 31, 2006.

Risks Related to Doing Business in China

Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business.

All of our operations are outside of the United States and in China, which exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations and exposure to possible expropriation or other Chinese government actions. These factors may have a material adverse effect on our operations, results of operations and financial condition.

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

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the exchange rate of the Renminbi to the U.S. dollar has been stable since January 1, 1994 to May 15, 2006, and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, the exchange rate of the Renminbi to the U.S. dollar is continuously revalued since 2006 and the exchange rates may further change. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than the Renminbi in which our earnings and obligations are denominated.

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

Risks Associated with this Offering and Our Common Stock

Our stock is not traded and shareholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than the Company’s value.

Our common stock currently is not traded on any securities market or over-the-counter quotation system, and the price of our common stock if traded in the future or transferred in privately negotiated transactions may not reflect the value of our company. Consequently, investors may not be able to liquidate their investment at all, or if they are able to liquidate it may only be at a price that does not reflect the value of the business. We plan to apply for a quotation of our common stock on the OTC Bulletin Board; however, even if a trading market of our common stock develops, the trading volume may be very thin and the price may be highly volatile. Because the securities price for our stock, if traded, may be low, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of common stock like ours as collateral for any loans.

Because we are subject to the Penny Stock Rules, sale of our stock by investors may be difficult.

We are subject to the SEC’s “penny stock” rules. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require broker-dealers to deliver a standardized risk disclosure document required by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information must be given to the customer orally or in writing prior to completing the transaction and must be given to the customer in writing before or with the customer’s confirmation.

In addition, the penny stock rules require that prior to a transaction, the broker and/or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. The penny stock rules are burdensome and may reduce purchases of any offerings and reduce the trading activity for our common stock. As long as our common stock is subject to the penny stock rules, the holders of such common stock may find it more difficult to sell their securities.

Our stock prices could decrease if a substantial number of shares are sold under Rule 144.

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a period of at least one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of our outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the owner for a period of two years or more. If a substantial number of shares of our stock are sold under Rule 144 or other exemption, it could cause the price of our stock to go down.

The conversion of outstanding derivative securities could cause your ownership in the Company to be diluted and may decrease the value of your investment.

Outstanding derivative securities and current and future obligations to issue our securities to various parties may dilute the value of your investment. As of March 1, 2007, we had issued warrants to Roth Capital Partners, LLC to purchase 1,644,602 shares (pre-split shares) of common stock. The warrants have a strike price equal to $1.57 (pre-split price), have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times. The warrants are exercisable at any time after June 30, 2008. For the length of time these warrants are outstanding and exercisable, the warrant holder will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the warrant holder would exercise the warrants at a time when we would be able to obtain equity capital on terms more favorable than the exercise prices provided by the warrants. There are no preemptive rights in connection with our common stock.

We do not intend to pay dividends in the foreseeable future.

As a result, a return on an investment in shares of our common stock may be realized only through a sale of such shares if at all. Our Board of Directors does not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board of Directors presently intends to follow a policy of retaining all earnings, if any, for use in our business operations. The holders of our common stock are entitled to receive dividends when, as and if declared by our Board of Directors out of funds legally available therefor. To date, we have paid no dividends.

The Company has the right to issue additional common stock and preferred stock without the consent of shareholders. This would have the effect of diluting your ownership in the Company and could decrease the value of your stock.

As of September 1, 2007, we had 100,000,000 common stock authorized for issuance, among which only 25,000,050 shares of common stock were issued and outstanding. Approximately 74,999,950 authorized shares of common stock are available for issuance for any purpose without shareholder approval that would dilute a shareholder’s percentage ownership of the Company.

In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. While no preferred stock is currently outstanding or subject to be issued, the articles of incorporation have authorized issuance of up to 1,000,000 shares of preferred stock in the discretion of the board of directors. Such preferred stock may be issued upon filing of amended Articles of Incorporation and the payment of required fees; no further shareholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by the Board of Directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Item 2.	Properties.

Hunan Duoyuan was granted land use rights from the Chinese government for 231,241 square meters of land for industrial use located at No. 362 Qinqxi Road Shaoyang, Hunan Province, China. The land use rights have a 50-year term and will expire on May 19, 2054. In addition to the land use rights, Hunan Duoyuan also has ownership of 72,003 square meters of office building and production facilities located at this site. Hunan Duoyuan currently does not have outstanding mortgage or pledge on the properties located at this site.

Langfang Duoyuan was granted land use rights from the Chinese government for 133,333 square meters of land located at Xiangyun Road, Langfang Economic-Technological Development Area, Langfang, Hebei Province, China. The land use rights have a 50-year term and will expire on September 29, 2052. In addition to the land use rights, Langfang Duoyuan also has ownership of 30,926 square meters of office building and production facilities located at this site. Langfang Duoyuan currently does not have outstanding mortgage or pledge on the properties located at this site.

Duoyuan China leases 3,079.86 square meters of space, located at No. 3 Jinyuan Road, Daxing District Industrial Development Area, Beijing, China, from Duoyuan Water Environment Technology Co., Ltd., a company owned by Mr. Wenhua Guo. The property is used as an office building and research and development center. The lease has a five-year term that runs from January 1, 2003 to December 31, 2007. The annual rent is US$136,022.

We believe our properties and facilities have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

Item 3.	Legal Proceedings.

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

Item 4.	Submission of Matters to a Vote of Security Holders.

None
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Currently there is no public trading market for the Company’s securities. No dividends have been declared or paid on the Company’s securities. As of September 24, 2007 , the Company had approximately 90 holders of common stock of record.

Item 6.	Selected Financial Data.

The following summary of consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto that are included elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results that may be expected for any future period. Certain factors that affect the comparability of the information set forth in the following table are described in the notes to those financial statements. When you read this historical selected financial data, it is important that you read along with it the historical financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

	Year Ended June, 30

	2003	2004	2005	2006	2007
	(unaudited)
	(in thousands, except for per share amount)
Statement of operations data:

Revenue	$5,512	$12,891	$26,469	$43,747	$68,383

Cost of sales	4,452	8,924	16,887	22,478	37,694

Gross profit	1,060	3,967	9,582	21,269	30,689

Selling, general and administrative expenses	1,696	4,364	6,111	7,686	11,628

Income (Loss) from operations	(636)	(397)	3,471	13,583	19,061
Liquidated damage expenses	0	0	0	0	2,119
Other income (expense), net	0	36	492	(239)	(915)

Income before minority interests and
provision for income taxes	(636)	(361)	3,963	13,344	16,027

Minority interest	0	4	86	187	241

Provision for income taxes	0	0	0	261	1,807

Net income (loss)	(636)	(365)	3,877	12,896	13,979

Comprehensive income
Foreign currency translation adjustment	0	0	0	426	1,834

Comprehensive income (loss)	$(636)	$(365)	$3,877	$13,322	$15,813

EPS - basic and diluted	$(0.03)	$(0.02)	$0.21	$0.68	$0.61

Weighted average number of shares
outstanding - basic and diluted	18,867	18,867	18,867	18,867	23,041

	Year Ended June 30,
Consolidated Balance Sheets	2007	2006	2005	2004	2003
	(Audited)	(Audited)	(Audited)	(Audited)	(Unaudited)
Current Assets	$51,267,370	$34,906,390	$22,001,699	$16,706,040	$7,113,037
Total Assets	$80,279,865	$50,544,359	$37,467,181	$30,144,508	$17,599,363
Current Liabilities	$20,332,147	$27,961,760	$28,406,269	$25,046,847	$12,140,985
Total Liabilities	$21,132,913	$28,489,006	$28,733,264	$25,288,189	$12,377,946
Total Stockholder's equity	$59,146,952	$22,055,353	$8,733,917	$4,856,319	$5,221,417

Exchange Rate Information

As of September 24, 2007 the latest practicable date, the exchange rate between Renminbi and U.S. dollars is 7.5111. The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

Period	Period End	Average	High	Low
2001	8.2766	8.2773	8.2776	8.2761
2002	8.2773	8.2771	8.2800	8.2765
2003	8.2767	8.2771	8.2800	8.2765
2004	8.2765	8.2767	8.2774	8.2764
2005	8.0702	8.1788	8.2765	8.0702
2006	8.01	8.08	8.27	7.97
2007/updated to September 24, 2007	7.5111	7.779	7.995	7.491

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K for the annually period ended June 30, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Annually Report on Form 10-K for the annually period ended June 30, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this annually report on Form 10-K.

GENERAL OVERVIEW:

Recent Corporate Restructuring and Private Placement of Our Common Stock

We were originally organized under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, we merged with Asian Financial, a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. On August 31, 2006, Asian Financial entered into a definitive Equity Transfer Agreement with Duoyuan Investments, a British Virgin Islands company with operating subsidiaries in the People's Republic of China. In accordance with the Equity Transfer Agreement, Asian Financial issued to Duoyuan Investments 47,100,462 shares of its common stock to purchase all of the equity interest of Duoyuan China, the “Equity Transfer”. This equity transfer agreement became effective on October 6, 2007. As a result, Duoyuan China became Asian Financial's wholly-owned subsidiary, and Wenhua Guo, the sole shareholder of Duoyuan Investments, became the controlling shareholder of Asian Financial. Since the inception of Asian Financial and until the Equity Transfer, Asian Financial had not commenced operations and had not generated any revenues, and Asian Financial had no employees other than officers or directors. Upon the closing of the Equity Transfer on October 6, 2006, Asian Financial commenced its present line of business.

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

Business Overview

Through Duoyuan China and subsidiaries, we are a leading non-government owned offset printing equipment manufacturer in China. Our products cover all three stages of the offset printing process, including prepress, press and post press. Offset presses currently generate the majority of our total sales.

Duoyuan China.  Duoyuan China was originally established in the People’s Republic of China (the “PRC”) in 2001 by Duoyuan Industries, which was incorporated in the British Virgin Islands.  In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan Investments, whereby Duoyuan Investments acquired 100% of the equity in Duoyuan China from Duoyuan Industries.  Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan Investments.

Duoyuan's origin in offset press engineering can be traced back to 1994.  In 1994, Duoyuan Electric was established by Mr. Wenhua Guo and Duoyuan Group, a company also controlled by Mr. Wenhua Guo in Beijing, which produced its first generation of single-color small-format offset presses, among many other products.  Duoyuan China only acquired relevant intellectual property and know-how about printing presses from Duoyuan Electric, but not the assets and liabilities. Duoyuan China is our operating headquarters with strategic planning, management, financing, research and development, sales and marketing, after-sales service and headquarters administration functions.

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

RESULTS OF OPERATIONS:

Comparison of the Years Ended June 30, 2007 and 2006

Net Revenue. Net Revenues were $ 68,383,014 for the year ended June 30, 2007, an increase of $ 24,636,453, or 56%, compared to $ 43,746,561 for the same period last year. This increase in net revenue was mainly attributed to increase in the number of units sold, especially multi-color printing machine item DY 474, DYA452 and PZ4660, which are 66% of the total net revenue.

Cost of Sales. Cost of sales was $ 37,693,679 for the year ended June 30, 2007, an increase of $15,215,774, or 68%, compared to $ 22,477,905 for the same period last year. This increase was higher than the increase in net revenue. As a percentage of net revenue, the costs of sales for the year ended June 30, 2007 and 2006 were 55% and 51%, respectively. The increase of cost of sales as a percentage of net revenue was mainly attributed to higher labor cost associated to lower productivity as some workers were just shifted to produce large-format multicolor printing presses. Also the increase in price of material and utilities contributed the increase in cost of sales.

Gross Profit. Gross profit was $30,689,335 for the year ended June 30, 2007, an increase of $9,420,679, or 44%, compared to $21,268,656 for the same period last year. The gross profit as a percent of sales fell from 48.6% to 44.9% . This decrease in gross profit percentage was due to the emphasis on higher end equipment and the learning curve required to change production form the lower end products and single color printers to the larger multi-color printers. The percentage is expected to return to the 48% to 50% range.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $11,628,005 for the year ended June 30, 2007, an increase of $3,942,155, or 51.3%, compared to $7,685,850 for the same period last year.  The increase was mainly due to increased selling and promotional expenses on trade shows, conferences, advertising and commissions related to building up the multicolor press distribution network, which had been built in 2006. As a percentage of revenues, selling, general and administrative expenses were 17.0% and 17.6% for the years ended June 30, 2007 and 2006, respectively.

Income from Operations. Income from operations was $19,061,330 for the years ended June 30, 2007, an increase of 40.3%, compared to $13,582,806 in the same prior period last year. The percentage of sales represented by the Income from Operations fell from 31% in 2006 to 27.9% in 2007 primarily as a result of the decrease in the Gross Profit Margin noted in “Gross Profit” above. Management expects to return to a margin of 31% in 2008.

Liquidated damage expenses. We booked $2,119,428 in liquidated damage expenses in the year ended June 30, 2007. We did not have such expenses in the same period last year. On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors, each a “Purchase Agreement”. On November 2, 2006, the transactions contemplated by the Purchase Agreement closed. In accordance with the Purchase Agreements, Asian Financial, Inc. issued an aggregate of 16,447,019 shares of common stock for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, Asian Financial agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. As of June 30, 2007, the Company has accrued $1,177,460 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to cease all related party transactions results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. As of June 30, 2007, the Company has accrued $941,968 for the ”related party penalty expense” pursuant to that agreement. This amount has been included in the income statement in accordance with EITF 00-19-2.

Other Income / (Expense). Other income/(expense) was $(915,228) for the year ended June 30, 2007, an increase of $676,254 or 283%, compared to $(238,974) for the same period in the prior year.

Provision for Income Taxes.  Provision for income taxes for the years ended June 30, 2007 and 2006 were $1,806,943 and $261,133, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 16.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $13,979,147 for the year ended June 30, 2007, an increase of 8.4%, compared to $12,895,579 in the same period last year. The % of net income decreased from 29.5% for the year ended June 30, 2006 to 20.4% for the year ended June 30, 2007. The 9% decrease was mainly attributed to the accrual of liquidated damages and the related party transaction penalty which together was equivalent to over 3% of net revenue. The tax exemption for Duoyuan China ended on December 31, 2006. The prior year provision for income tax for the year ended June 30, 2006 only included six months income tax. Duoyuan China was subjected to 15% income tax rate for the year ended June 30, 2006. The income tax increased 2.6% of net revenue in 2007. Increase in cost of sale contributed 2.2% decrease in net sales as well.

Comparison of the Years Ended June 30, 2006 and 2005

Net Revenue.  Net Revenues were $43.7 million for the year ended June 30, 2006, an increase of $17.2 million, or 65.3%, compared to $26.5 million for the year ended June 30, 2005. This increase was mainly attributed to continued increase in sales of our multicolor offset printing presses as a result of new models offered and growth in our sales channels. The demand for higher quality and color-printing service continued to grow rapidly during our fiscal year 2006, resulting in continued increase in market demand for multicolor printing presses. Due to significantly higher technical and capital entry barrier, only a few companies are able to supply multicolor presses, which have much higher average unit price than that of single-color presses. At the same time, revenue from large-format multicolor offset press increased significantly too. It was mainly driven by Duoyuan China's acquisition and successful post-acquisition development of Hunan Printing Machinery - now Hunan Duoyuan - which is one of the major large-format offset press suppliers in China. This acquisition and post-acquisition development greatly increased Duoyuan China's production capacity of large-format presses and added new models to the product portfolio to meet the market demand. In single-color press product, the general market condition is such that the unit price continued to drop during fiscal 2006 due to low technical entry barrier and fierce competition in pricing. Relying on the superb product quality and established brand, Duoyuan China's strategy is to avoid competition at lower end and supply premier products at premier prices. In fiscal year 2006, Duoyuan China continued to shift more resources to produce and market multicolor presses. The number of small-format single-color press unit sold decreased. At the same time, Duoyuan China reduced the prices of the old models of single-color presses to clear the inventory and prepare for the launch of new models. The combined effect of reduced number of unit sold and reduced average price resulted in a slight revenue decrease in single-color press product.

Cost of Sales. Cost of sales was $22.5 million for the year ended June 30, 2006, an increase of $5.6 million, or 33.1%, compared to $16.9 million for the year ended June 30, 2005.  This increase was noticeably lower than the increase in the revenues.  As a percentage of revenues, the costs of sales for the year ended June 30, 2006 and 2005 were 51.4% and 63.8%, respectively.  The decrease in cost of sales as a percentage of revenues was mainly attributed to larger percentage of sales revenue from higher margin multicolor presses and increased in-house processing work, and to a lesser extent attributed to the decrease of steel prices. Because of the continued strategic shift to produce and sell more multicolor presses, our average selling price and gross margin continued to increase in fiscal year 2006. After we acquired Hunan Duoyuan, we now own and continuously improve our in-house casting and molding capability. We now produce more parts and components by ourselves, instead of outsourcing from outside suppliers. This helped us to reduce parts and component costs. Our printing presses are mainly made of steel. Steel consists of a significant part of cost of sales for our products. Steel prices in China increased significantly during our fiscal year 2005 but dropped to long-term historical average during fiscal year 2006, which to certain extent eased the cost pressure in our material purchase.

Gross Profit.  Gross profit was $21.3 million for the year ended June 30, 2006, an increase of $11.7 million, or 122.0%, compared to $9.6 million for the year ended June 30, 2005.  The overall gross profit margin was 48.6% and 36.2% for the year ended June 30, 2006 and 2005, respectively.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $7.7 million for the year ended June 30, 2006, an increase of $1.6 million, or 25.8%, compared to $6.1 million for the prior year.  The increase was mainly due to increased selling expenses to expand the sales channel for multicolor offset presses and the cost associated to prepare for entry into the international offset markets.  As a percentage of revenues, selling, general and administrative expenses were 17.6% and 23.1% for the year ended June 30, 2006 and 2005, respectively.  The decrease in selling, general and administrative expenses as a percentage of the revenues for the year ended June 30, 2006 was attributable to the significant increase in revenues.

Income from Operations. Income from operations was $13.6 million for the year ended June 30, 2006, an increase of 291.3%, compared to $3.5 million the prior year for the aforementioned reasons.

Other Income / (Expense).  Other expenses amounted to $238,974 for the year ended June 30, 2006, compared to income of $492,287 for the prior year.  In fiscal year 2005, Langfang Duoyuan received rental income by leasing part of their plant to a third-party manufacturer. In addition, Duoyuan China also had income from the disposal of scrap steel, generated during the course of press production. In 2006, the rental income ceased and the income from scrap steel sales decreased as Duoyuan China now recycles more and more of these scrap steel in its own foundry plant. Other expenses consisted mainly of interest expense on short-term borrowings from local banks.

Provision for Income Taxes.  Provision for income taxes for the year ended June 30, 2006 and 2005 were $261,133 and $0, respectively. Duoyuan China started to pay income tax for the year ended 30, 2006 and was exempted to pay income taxes for year ended 30, 2005.

Net Income. Net income was $12.9 million for the year ended June 30, 2006, an increase of 232.6%, compared to $3.9 million in the prior year for the aforementioned reasons.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007 and June 30, 2006, we had cash and cash equivalents of $7.8 million and $3.7 million, respectively. As of June 30, 2007, our accounts receivable amounted to $21.2 million and inventories amounted to $20.1 million. Our working capital was approximately $30.9 million and our equity was $59.1 million.

Net cash provided by (used in) operating activities. Net cash used in operating activities for the year ended June 30, 2007 totaled $(1,966,053), compared to net cash provided by operating activities of $3,667,520 in the same period last year. The negative operating cash flow was mainly due to $11 million decrease in accounts payables and $9 million increase in accounts receivables for the year ended June 30, 2007.  Accounts payable as of June 30, 2007 and 2006 were $2,572,061 and $13,137,939, respectively, a decrease of $10,565,878, or 80.4%. The significant decrease in accounts payable was because the Company paid off significant amount of accounts payable after the Company obtained the funds through the private placement in October 2006.

Net cash provided by (used in) investing activities. Our main uses of cash for investing activities are payments for the acquisition of assets, land use rights, plant and equipment. Net cash used in investing activities were $(13,314,596) for the year ended June 30, 2007, compared to net cash used in investing activities of $(297,559) in the same period last year. During the year ended June 30, 2007, we increased our investment in purchasing equipment by $13.3 million which accounted for all of the “net cash used in investing activities”.

Net cash provided by (used in) financing activities. Net cash provided by financing activities were $19,170,649 for the year ended June 30, 2007, as a result of partial proceeds from the private placement we completed in November 2006.

As of June 30, 2007, the maturities for the bank loans are as follows:

	June 30,	June 30,
	2007	2006
Loan from Bank of Agriculture, Chongwen branch due
March 14, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$2,630,000	$1,252,000

Loan from Bank of Agriculture, Chongwen branch due
June 29, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	3,682,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 15, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	2,630,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 20, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	1,315,000	3,505,600

Loan from Bank of Agriculture, Chongwen branch due
July 27, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,630,000	2,504,000
Totals	$12,887,000	$12,269,600

As shown in the above table, we had $12.89 million in loans outstanding as of June 30, 2007.  We plan to either repay this debt as it matures or refinance this debt with other debt. On March 15, 2007, we refinanced the bank loan from the Bank of Agriculture, Chongwen branch due on February 23, 2007 with a new bank loan from the same branch of Bank of Agriculture due on March 14, 2008. The new bank loan carries the same principal amount and terms as the old bank loan.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had not entered into any off-balance sheet arrangements.

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

Obligations	Total	Less than 1 Year

Long Term Debt Obligations	-	-

Capital Lease Obligations	-	-

Operating Lease Obligations[1]	$71,996	$71,996

Purchase Obligations	-	-
Total	$71,996	$71,996

Duoyuan China has a five years office lease agreement with Duoyuan Water Environment (China). This agreement will expire in December 2007. The remaining rent commitment is $71,996. We expect to renew our office lease agreement on the same terms.

We plan to finance our contractual obligations with cash from operations and from the recent fund raised.

SUBSEQUENT EVENTS

Reverse Stock Split:

Effective as of July 17, 2007, the Company adopted by unanimous vote a resolution that the Board believes was in the best interest of the Company and its shareholders to effect a 1 for 2.68189924 reverse split of the Company’s issued and outstanding shares. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the reverse stock split.

The outstanding and issued shares of the Company at the date of resolution was 67,047,481 and upon the effectiveness of the reverse stock split, the outstanding and issued shares were 25,000,050 shares.

Subsequent Changes in Officers and Directors:

Effective July 18, 2007, Mr. Gene Michael Bennett resigned as an Independent Director, chair of the Audit Committee and member of the Compensation and Nominating Committees. Effective July 18, 2007, Ms. Baiyun Sun resigned as the Interim Chief Financial Officer. Effective July 18, 2007, Mr. Gene Michael Bennett was appointed Chief Financial Officer of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Sensitivity

The Company maintains its books and records in Renminbi, the currency of the PRC, its functional currency.  The exchange rate between US Dollar and Renminbi is subject to the foreign exchange quotation publicized by the People's Bank of China on the specific day.  The conversion between overseas convertible foreign currency and Renminbi are reflected using the temporal method.  Under this method, all monetary items are translated into the functional currency at the rate of exchange prevailing at the balance sheet date.  Non-monetary items are translated at historical rates. Income and expenses are translated at the rate in effect on the transaction dates.  Transaction gains and losses, if any, are included in the determination of net income (loss) for the period.

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi recently rose to 8.11 against the dollar, amounting to a 2% appreciation of the Renminbi. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, below.

The Company's currency exchange rate risks consist primarily of currency from financing.  The Company's financing activities were settled in US dollars and deposited in its bank account in US dollars, while the Company conducts virtually all of its business and investment activity in China and the value of its business is effectively denominated in Renminbi.  The Company will convert US dollars into Renminbi to conduct its investment activities and business.  The Company currently does not hedge its Renminbi - US dollar exchange rate exposure.

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

Interest Rate Risk

We have $12,887,000 lines of credit which is subject to interest rate change risk.

Item 8. Financial Statements and Supplementary Data.
The information required by this item is contained in the consolidated financial statements listed in Item 15(a) 1 under the caption “Consolidated Financial Statements.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 22, 2006, we changed our auditor from Child, Van Wagoner & Bradshaw, PLLC, “Child”, to Moore Stephens Wurth Frazer and Torbet, LLP, “Moore Stephens”. Child audited our financial statements for the years ended December 31, 2005 and 2004, and the transition period of January 1, 2006 to June 30, 2006, pursuant to our change in fiscal year from December 31 to June 30. Child did not resign or decline to stand for re-election and was not dismissed. Rather, they were not re-appointed as our auditors following the completion of their audit report dated August 18, 2006 for the transition period of January 1, 2006 to June 30, 2006, our new fiscal year end.

Child’s report dated March 29, 2006 on our balance sheet as of December 31, 2005, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004, did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report indicated we had suffered net losses since inception and were still considered a development stage company at that time, as we had not yet obtained revenues from our planned principle operations; and the report added that these factors raised substantial doubt about our ability to meet our obligations and to continue as a going concern.

In addition, Child’s report dated August 18, 2006, on our balance sheet as of June 30, 2006 and the related statements of operations, changes in stockholders' deficit and cash flows for the six months June 30, 2006, and for the period of January 1, 2002 through June 30, 2006, did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report indicated we had suffered net losses since inception and were still considered a development stage company, as we had not yet obtained revenues from our planned principle operations; and the report added that these factors raised substantial doubt about our ability to meet our obligations and to continue as a going concern.

During our two most recent fiscal years and the subsequent interim period preceding our decision not to re-appoint Child, we had no disagreements with Child on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreement if not resolved to the satisfaction of Child, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

The decision to change accountants from Child to Moore Stephens was approved by our board of directors. Moore Stephens was engaged by us as our new independent registered accounting firm on December 22, 2006.

During our two most recent fiscal years and the subsequent interim period prior to retaining Moore Stephens: (1) Neither we nor someone on our behalf consulted Moore Stephens regarding (a) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or (b) any matter that was the subject of a disagreement or a reportable event as set forth in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K and (2) Moore Stephens did not  provide us with a written  report or oral advice that they concluded was an important factor considered by us in reaching a decision as to accounting, auditing or financial reporting issue.

Item 9A.  Controls and Procedures.

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, the “SEC.  The Company's disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934, the “Exchange Act”, is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officers, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report.  Based upon and as of the date of that evaluation, the Company's principal executive and financial officers concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to its management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

(c)     CHANGES IN INTERNAL CONTROLS

There was no change in the Company's internal control over financial reporting that occurred during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.  Other Information.

None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and executive officers and other significant employees as of September 24, 2007.  In connection with the closing of the Equity Transfer, Asian Financial’s officers and directors resigned and were completely replaced with Duoyuan China’s officers and directors. All of the officers and directors were appointed on the closing date of the Equity Transfer.  All directors hold office for one-year term until the election and qualification of their successors.  Officers are elected annually by the board of directors and serve at the discretion of the board.  There is no family relationship between the directors and executive officers.

Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

Name	Age	Position
Wenhua Guo	45	Chairman of the Board of Directors, Chief Executive Officer
Xiqing Diao	37	Director, Chief Operating Officer
Gene Michael Bennett Christopher Patrick Holbert	59 36	Chief Financial Officer Director
Lianjun Cai	57	Director
Punan Xie	71	Director
Lixin Wang	40	Vice President of Research and Development
Zhiguo Hao	43	Vice President of Production
Wenzhong Liu	39	Vice President of Marketing and Sales
Yinqing Zhang	40	Vice President of Logistics
Lide Chen	63	Vice President of International Business Development
Yongzeng Wang	44	Interim General Manager of Langfang Duoyuan

Executive Biographies

The biographies of each director and executive officer are as follows:

Wenhua Guo, Chairman of the Board and Chief Executive Officer.  Mr. Guo is the founder of Duoyuan China and has served as its Chairman and Chief Executive Officer since the commencement of Duoyuan China’s operations in 2001.  Before Mr. Guo founded Duoyuan China, he was a physics teacher at Beijing Chemical Institute.  Mr. Guo is also Chairman of Duoyuan Electric Group.  Mr. Guo obtained a bachelor’s degree in physics from Beijing Normal University. Mr. Guo devotes approximately 65% of his time to our business and about 35% of this time to his other business.

Gene Michael Bennett, Chief Financial Officer. Mr. Bennett had been a Director and audit committee chairman since April 23, 2007 until he was appointed as Chief Financial Officer on July 18, 2007. He was a partner at Nexis Investment Consulting Corporation (Beijing) since 2004, assisting Chinese companies from its China offices to raise funds and assisting US companies in finding the appropriate mergers and acquisitions candidates and investments. He was a partner at ProCFO, from 2000 to 2004, which provided contract CFO service for companies needing an interim CFO. Before that, Mr. Bennett taught in California and Hawaii.  Mr. Bennett attended Michigan State University (BA, MBA, Finance and Accounting).

Christopher Patrick Holbert, Director. On July 18, 2007, Mr. Christopher Patrick Holbert was appointed Independent Director of the Company, chair of the Audit Committee and member of the Compensation and Nominating Committees of the Company. Prior to joining the Company, from 2005 to 2006, Mr. Holbert was the Director of Finance for CDC Corporation, a company that provides enterprise software, online games, mobile services and applications, and Internet and media services. From July 2006 to today, Mr. Holbert is the chief financial officer of Techfaith Wireless Technology Limited, a company that designs and develops customized handset solutions. He is a Certified Public Accountant and has 12 years of experience in the field of accounting and financial management.

Xiqing Diao, Director and Chief Operating Officer.  Mr. Diao has been Director and Chief Operating Officer of Duoyuan China since November 2005.  He was vice general manager of Duoyuan Water Environment Technology Co., Ltd. from August to November 2005, assistant to general manager of Duoyuan Electric (Tianjin) Auto Water Pump Co., Ltd. from January to July 2005, and general manager of operations of Duoyuan Electric Group from January 2003 to December 2004.  From May 2001 to December 2002, Mr. Diao was general manager of No. 1 division of Duoyuan Water Environment Technology Co., Ltd.  Mr. Diao obtained a bachelor’s degree in mechanics from Tianjin Textile Technology Institute in July 1993.  He was also an ISO9001:2000 Internal Auditor, ISO 14000 Internal Auditor and ISO14000 Internal Auditor in 2004.

Lianjun Cai, Director.  Mr. Cai has been a Director and compensation committee chairman of the Company since April 23, 2007. Mr. Cai was a Director of Industrial Committee of Daxing Industrial Development Zone Beijing from 2001 to 2004. Before that, he was General Manager of Management Committee of Daxing Industrial Development Zone. Mr. Cai received his bachelor degree in economy management and is the chairman of our Compensation Committee.

Punan Xie, Director. Mr. Xie has been a Director and nominating committee chairman of the Company since April 23, 2007. Mr. Xie taught at Beijing Institute of Printing from 1978-2001, was section chief of the research department, director of faculty of printing faculty and assistant to President of Institute 1985-1987 and was sub decanal at Beijing Institute of Printing, 1987-2001. He was also director of the program of print engineering of the National Higher Education Committee, vice director of the National Standard Committee of printing equipment, vice director of Educational Committee of China Printing Technical Association, Technical committee member of China Printing Equipment and Appliance Association, Counselor of the Expert Consultative Committee of Beijing government, Valuator of the National Science and Technology Achievement Award and National expert of evaluation of light-industry products and printing equipments import. Mr. Xie obtained a Bachelor of Science in printing mechanism from Moscow Institute of Printing. Mr. Xie is the chairman of our Nomination Committee.

Zhiguo Hao, Vice President of Production.  Mr. Hao has been Director and Vice President of Production since August 2003.  On April 23, 2007, Mr. Hao resigned from the director position. He was general manager of the customer service center of Duoyuan China from May 2002 to July 2003, vice general manager of Duoyuan Electric Electronics Co., Ltd, a subsidiary of Duoyuan Electric Group from July 2001 to April 2003, and quality manager of the research and development center and quality supervision office manager of Duoyuan Electric Group from June 1999 to June 2001.  Mr. Hao obtained a bachelor’s degree in science from Harbin Electric Engineering Institute in July 1985 and a master’s degree in science from Beijing Aeronautics and Aviation University in July 1998.  He was certified as an ISO9001 Internal Auditor and ISO14000 Internal Auditor in 1998.

Lixin Wang, Vice President of Research and Development.  Mr. Wang has been Vice President of Research and Development of Duoyuan China since October 2005.  Mr. Wang was also a Director of the Company until he resigned on April 23, 2007. From June 2001 to September 2005, he was director of research and development of Duoyuan China.  From January 2001 to May 2001, he was director of research and development of Duoyuan Electric Group.  Mr. Wang obtained a bachelor’s degree in science from Bengbu Tank Institute in July 1988 and a master’s degree in signaling and information processing from Fuzhou University in January 1997.

Wenzhong Liu, Vice President of Sales.  Mr. Liu has been Vice President of Sales since November 2005.  He was Assistant General Manager of Sales of Duoyuan China from July to October 2005, interim general manager of sales of Duoyuan China from November 2004 to June 2005, and sales representative of Duoyuan China from January 2001 to October 2004.  Mr. Liu obtained a bachelor’s degree in science from Luoyang Engineering Institute in July 1993.

Yinqing Zhang, Vice President of Logistics and Quality Assurance. Mr. Zhang has been Vice President of Logistics and Quality Assurance of Langfang Duoyuan since July 2003.  Prior to that, he was Assistant Director and Vice General Manager of the logistics and quality assurance department of Duoyuan China from June 2001 to July 2003.  Mr. Zhang obtained a bachelor’s degree in mechanical designing from Tianjin Textile Technology Institute in July 1986.   He was certified as an ISO9001 2000 Internal Auditor in 2002 and a Quality Engineer in 2003.

Yongzeng Wang, Interim General Manager of Langfang Duoyuan.  Mr. Wang has been our Interim Manager of the Manufacturing Department of Langfang Duoyuan since January 2006.  He was Electric Procurement Manager of the logistics department of Duoyuan China from January 2004 to December 2005 and logistics and procurement department manager of Langfang Duoyuan from June 2001 to December 2003.  Mr. Wang obtained a bachelor’s degree in science from the Mechanical Engineering School of Beijing United University in July 1988.

Lide Chen, Vice President of International Business Development.  Mr. Chen has been our Vice President of International Business Development since May 2006.  Mr. Chen served as President of China National Aero-Technology International Engineering Co., Ltd. since 1992.  Prior to that, he held various positions at China National Aero-Technology Import & Export Corporation, including Deputy Director of Spare Parts Export Division, Director of Aircraft and Engine Export Division, Managing Director of Aircraft and Engine Sales Division and Assistant to President.  Mr. Chen obtained a bachelor’s degree in English from Beijing Foreign Language University in 1968, earning “Top Class” distinction, and served as an interpreter for key government leaders from 1976 to 1980.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers was involved in any of the following: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed,  suspended or vacated.

Item 11.	Executive Compensation.

The following table sets forth information regarding compensation for the fiscal year ended June 30, 2007 received by the individuals who served as Duoyuan China’s, the “Company”, Chief Executive Officer and Chief Financial Officer as well as two individuals who served as our executive officers in 2005 but resigned upon the closing of the Equity Transfer, “Named Executive Officers”. The compensation of other executive officers did not exceed $100,000 per year.

Name	Year	Salary (1) (5)	Bonus (1)	Stock Awards (1)	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation (3)	Total (1)
CEO Guo Wenhua	2007	$25,615	$21,500	0	0	0	0	0	$47,115
CFO Baiyun Sun	2007	$25,615	$19,200	0	0	0	0	0	$44,815
Dempsey Mork (2)	2007	0	0	0 (4)	0	0	0	0	0 (4)
Norbert LeBouef (2)	2007	0	0	0	0	0	0	0	0

(1) Salary, bonus amounts, stock awards and total compensation are reported in United States dollars.

(2) Upon the closing of the Equity Transfer in October 2006, Messrs. Mork and LeBoeuf resigned from Asian Financial, Inc, the public company which became the parent of the Company in October 2006. No additional amounts are due to the resigned directors and officers.

(3) During fiscal year 2007, the executive officers of the Company and of Duoyuan China were not granted any perquisites or other personal benefits other than an arrangement with Duoyuan China for each of the executive officers to use a company car. The total value to each individual of this perquisite is less than $10,000, therefore we have not disclosed any amount in the Summary Compensation Table as permitted under Item 402(c)(2)(ix)(A).

(4) Prior to the Equity Transfer, the Company accrued $50,000 during fiscal years ended December 31, 1995 through December 31,1999 for management services rendered by the Company’s majority shareholder/President pursuant to convertible promissory notes. These notes were non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 shares of common stock at the option of the holder. Mr. Mork converted the note to 1,000,000 shares  of common stock of the Company on September 15, 2006. Also prior to the Equity Transfer, the Company accrued $20,000 during fiscal years ended December 31, 2003 and December 31,2004 for management services rendered by an affiliate of the Company’s majority shareholder/President pursuant to the terms of convertible promissory notes. These notes were non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares at the option of the holder. Mr. Mork converted the note to 1,000,000 shares of common stock of the Company on September 15, 2006.

However, the notes were assignable, debt obligations issued to Mr. Mork in fiscal years 1995, 1996, 1997, 1998, 1999, 2003 and 2004 and constituted taxable property (as cash equivalents) at that time. Therefore, these amounts are not reported as compensatory Stock Awards made during this fiscal year in the Stock Award column above.

(5) The amount in the “Salary” column includes the contribution of 9% of an individual’s monthly salary paid directly by the company with regard to the individual’s pension insurance as required under Beijing/Hunan Province local labor regulations.

Compensation Discussion and Analysis

Prior to becoming a public company in October 2006 and during the period of time following the Company’s public offering until April 2007, the Company’s compensation decisions were made by a compensation committee consisting of the persons in the following positions: the human resources manager a representative of the board of Directors, Baiyun Sun~~,~~; and a representative of a labor union. The committee reviewed and made recommendations with respect to the salary of executive officers and directors. Final approval of the committee’s recommendations was made by the CEO. Following the Company’s public offering in April 2007, the Board of Directors established a Compensation Committee consisting only of Board members, which is responsible for setting the Company’s policies regarding compensation and benefits and administering the Company’s benefit plans. At the end of fiscal year 2007, the Compensation Committee consisted of Lianjun Cai (Chairman), Gene Michael Bennett and Punan Xie (Director). In July 2007, Mr. Bennett resigned from the Compensation Committee in connection with his appointment as CFO of the Company and Christopher Patrick Holbert became a member of the compensation committee. The Compensation Committee has the authority to review and approve the amount and form of compensation paid to the executive officers of the Company and the Company’s compensation procedures.

The primary goals of our Board Compensation Committee with respect to executive compensation are to attract and retain highly talented and dedicated executives and to align executives’ incentives with stockholder value creation. The Compensation Committee will evaluate individual executive performance with a goal of setting compensation at levels the Compensation Committee believes are comparable with executives in other companies of similar size and stage of development operating in the printing equipment industry. The companies we use to benchmark compensation are other Chinese public companies in the printing equipment industry, which include Bei Ren Printing Machinery Holdings Limited and Shanghai Electric Printing & Package Machinery Co., Ltd. In using similarly situated companies to benchmark compensation, we continue to take into account our relative performance and our own strategic goals.

We have not retained a compensation consultant to review our policies and procedures with respect to executive compensation. We will conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. We compare compensation levels with amounts currently being paid to executives in the industry of printing machinery manufacturing and most importantly with local practices in China.  We are satisfied that our compensation levels are competitive with local conditions.

Elements of compensation

Our executive compensation consists of following elements:

Base Salary. Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by other companies for similar positions. Generally, we believe that executive base salaries should be targeted near the median of the range of salaries for executives in similar positions with similar responsibilities at comparable companies, in line with our compensation philosophy. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Base salaries are generally increased in the event that an individual’s performance and accomplishments during the year result in our attainment of specific corporate objectives, such as successful accomplishment of internal project-related goals in connection with our printing machinery manufacturing business and attainment of certain annual revenue or earnings amounts. In 2007 when our annual business target was met when we attained an important goal of going public, base salaries were adjusted according to the amount of fulfillment of the targets. In 2007, a business target that was 90-100% fulfilled during the year caused an annual adjustment of base salary by a factor of 1.2; a business target that was 80-89% fulfilled during the year caused an annual adjustment of base salary by a factor of 1.0 and a business target that was 70-79% fulfilled during the year caused an annual adjustment of base salary by a factor of 0.8. For example, in 2007 we increased Mr. Guo’s salary from $19,800 to $23,500 because we achieved our business goal of going public. Base salaries are also adjusted to maintain consistency with other Chinese public printing machinery manufacturing companies, such as Bei Ren and Shanghai Electric as noted above.

The compensation committee established a salary structure to determine base salaries and initially sets executive officer compensation in employment arrangements with each individual. The base salary, included below, reflects our philosophy that the base salary should attract experienced individuals who will contribute to the success of the company’s business goals and represent cash compensation that is commensurate with the compensation of individuals at similarly situated companies. Our structure includes a basic annual salary amount for each category of directors and officers Individuals then receive a salary enhancement in connection with their position. Finally, the initial base salary is increased by a “household subsidy” which represents a living allowance.

Position	Basic Salary	Position Subsidy	Household Subsidy
CEO	$15,000	$3,000	$1,800
CFO	$15,000	$3,000	$1,800

Discretionary Annual Bonus. The compensation committee has the authority to award discretionary annual bonuses to our executive officers. Bonuses awarded were intended to compensate officers for achieving financial and operational goals and for achieving individual annual performance objectives. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the financial performance, results of operation, per share performance of our common stock and the level of responsibility of each individual’s position. The actual amount of discretionary bonus is determined following a review of each executive’s individual performance and contribution to our strategic goals conducted during the first quarter of the next fiscal year following the year subject to review. The objective that the Company evaluates to determine whether an individual has earned an annual bonus is the individual contribution of the officer to the Company’s increased revenue from one year to the next. For example, in fiscal year 2007 Mr. Guo was awarded a bonus of $21,500 because of his significant contributions to achieving the Company’s goal of going public.

The total bonus pool amount was calculated based on .62% of annual increase in revenue in fiscal year 2007. Individual executive officers are eligible to receive a distribution from the bonus pool based on a proportionate amount in connection with the individual’s position. The compensation committee established an internal bonus structure for discretionary distributions to individuals, which is included below. Executive officers were paid different bonus amounts during the same year because bonuses are awarded to compensate officers for their individual contribution to the achievement of the Company’s strategic and financial performance objectives throughout the year. These objectives vary depending on the individual executive, but relate generally to strategic factors such as the financial performance, results of operation and per share performance of our common stock. For example, due to the heightened responsibilities of the CEO, the CEO is assigned a higher proportion than other officers. In fiscal year 2007, we paid $21,500 to Mr. Guo, which is 14% of the 2007 bonus pool because of his significant contribution to achieving the Company’s goal of going public.

Position	Proportion
CEO	14%
CFO	12.5%
All other officers	8- 12.5%

Options/SAR Grants. During the last fiscal year, neither we nor our subsidiaries granted any stock options or stock appreciation rights to any executive officers or other individuals listed in the table above. In fiscal year 2007, we made individual grants of options to purchase shares to directors, as reported below in the Director Compensation Table.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value. Neither our executive officers nor other individuals listed in the tables above exercised any options or SARs during the last fiscal year.

Long-Term Incentive Plan Awards. We currently do not have a stock option plan, stock appreciation rights plan or other long-term incentive plans. We may implement a long-term incentive plan in the future; however because of Chinese tax laws, we currently do not consider these types of awards desirable.

Defined Benefit or Actuarial Plan. We contribute 9% from an individual employee’s total amount of monthly salary to pension insurance as required under Beijing/Hunan Province local labor regulations, which has been reflected in the summary compensation table above. Each employee contributes 5% from his total amount of monthly salary to the same government-sponsored program, although we withhold and pay such percentage on behalf of the employee. However, no benefits are determined by final compensation and years of service.

Other Compensation. Other than the annual salary for our executive officers, the bonus that may be awarded to executive officers at the discretion of the Compensation Committee and arrangements with executive officers for the use of a Company car, we do not have any other benefits and perquisites for our executive officers. However, the Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable.

Employment contracts and termination of employment and change-in-control arrangements

We entered into an employment agreement with Mr. Bennett, Chief Financial Officer, in July 2007. Mr. Bennett is entitled to his monthly base salary for six months upon termination of his employment without cause other than for death or disability or if he terminates his employment for good reason provided Mr. Bennett signs a general release of all claims against the company and related parties within thirty (30) days of such termination. We intend to enter into individual employment agreements with our chief executive officer and chief operating officer.

Except for the CFO, all of our executive officers have executed standard employment agreements with us, which are governed under Chinese law. Other than the amount of compensation, the terms and conditions of the employment agreements with the executive officers are substantially the same as those of our standard employment agreements with non-executive employees. Our standard employment agreements are for a fixed period of one year and may be renewed upon notice from the employee and consent ~~.~~of the Company. After ten years of employment, an employee may enter into an employment agreement with the Company for an indefinite period of time, subject to the Company’s consent. The Company may terminate an employment agreement for cause, without notice or severance. The Company may also terminate an employment agreement upon thirty days’ notice if an employee is not suitable for the job due to medical or other reasons. If the Company lays off an employee because of an economic downturn or terminates an employee because the employee is not suitable for the job or is not able to work due to sickness or injury, it is obligated to pay up to twelve months’ salary as severance. An employee may terminate his or her employment agreement without cause upon one month’s notice or for cause, without notice.

Security ownership guidelines

We do not have a stock grant policy or any stock ownership guidelines.

Accounting and tax treatment

Given our current levels of compensation, the accounting and tax considerations have not significantly impacted our forms of compensation. The board considers as one factor the impact of accounting and tax treatment on compensation in the Company’s compensation programs.

Material changes since fiscal year 2007

In July 2007, Mr. Bennett resigned from the director’s position upon appointment as CFO. At that time, Christopher Patrick Holbert was appointed as an independent director.

Director Compensation
Name (2)	Fees Earned or Paid in Cash (1)	Stock Awards	Options Awards (1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (1)
Wenhua Guo, CEO and Chairman	-	-	-	-	-	-	-
Baiyun Sun, CFO and Director (3)	-	-	-	-	-	-	-
Zhiguo Hao, Vice President of Production and Director (3)	$23,500	0	0	0	0	0	$23,500
Lixin Wang, Vice President of Research and Development and Director (3)	$19,800	0	0	0	0	0	$19,800
Gene Michael Bennett, Director (3)	$4,846	0		0	0	0	$4,846
Lianjun Cai, Director (3)	$3,307	0	0	0	0	0	0
Punan Xie, Director (3)	$3,307	0	0	0	0	0	0

(1) Fees earned or paid in cash, value of option awards and total compensation are reported in United States dollars.

(2) Mr. Guo and Ms. Sun are directors but are named executive officers under paragraph (a) of Item 402 and the compensation for their service is fully reflected in the Summary Compensation Table.

(3) Effective April 23, 2007, Ms. Baiyuan Sun, Mr. Zhiguo Hao and Mr. Lixin Wang resigned as directors of the Company. Effective July 18, 2007, Ms. Sun resigned as an interim CFO of the Company.

On April 23, 2007, the Board appointed Mr. Gene Michael Bennett, Mr. Lianjun Cai and Mr. Punan Xie, each as an independent director to serve on the Board until his successor is duly elected and qualified or until his/her earlier death, resignation or removal; and the Board appointed Mr. Gene Michael Bennett, Mr. Lianjun Cai and Mr. Punan Xie to serve on the Audit Committee, the Compensation Committee and the Nominating Committee. Each independent director will receive a gross pay of $12,000 per year, except that Gene Michael Bennett will receive a gross pay of $20,000 as director and chairman of the Audit Committee. In addition, the independent directors will receive $1,000 for attending each meeting of the Board of Directors at which there is a quorum, whether in person or by telephone, up to a maximum of $5,000 per fiscal year. There will be no other fees or reimbursements.

The amounts reported for Mr. Bennett, Mr. Cai and Mr. Xie are earned but not paid in fiscal year 2007.

Mr. Bennett resigned from the director’s position upon his appointment as the Company’s CFO on July 18, 2007, and Christopher Patrick Holbert was appointed the independent director and Audit Committee chairman on the same date.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Duoyuan China has reviewed and discussed the Compensation Discussion and Analysis contained in this 10-K with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 10-K for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Mr. Lianjun Cai, Mr. Punan Xie, and Mr. Christopher Patrick Holbert.

Board Committees

In April, 2007 the Board established audit, nominating and compensation committees. Three of the five directors of the Company are independent directors under the rules of the SEC and the listing standards of the Nasdaq Stock Market: Gene Michael Bennett, Lianjun Cai and Punan Xie. Mr. Bennett had been a director and audit committee chairman since April, 2007 until he was appointed as the Company's Chief Financial Officer on July 18, 2007. On July 18, 2007, Mr. Christopher Patrick Holbert was appointed independent director, chairman of the audit committee and member of the compensation and nominating committees.

Audit Committee. At the end of fiscal year 2007, the audit committee consisted of Gene Michael Bennett (chairman), Lianjun Cai and Punan Xie. The Board has determined that all members of the audit committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements. The Board had determined that Gene Michael Bennett qualified as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The purpose of the audit committee is to oversee the accounting and financial reporting processes of the Company and audits of its financial statements. The responsibilities of the audit committee include appointing and providing the compensation of the independent accountants to conduct the annual audit of our accounts, reviewing the scope and results of the independent audits, reviewing and evaluating internal accounting policies, and approving all professional services to be provided to the Company by its independent accountants. The audit committee oversees the accounting and financial reporting processes of the Company and audits of its financial statements. The audit committee operates under a written charter adopted by the Board of Directors.

Compensation Committee. At the end of fiscal year 2007, the compensation committee consisted of Lianjun Cai, Gene Michael Bennett and Punan Xie. The Board has determined that all members of the compensation committee are independent directors under the rules of the Nasdaq Stock Market. The compensation committee administers the Company’s benefit plans, reviews and administers all compensation arrangements for executive officers, and establishes and reviews general policies relating to the compensation and benefits of our executive officers, consultants and employees.

Nominating Committee. At the end of fiscal year 2007, the nominating committee consisted of Punan Xie (chairman), Gene Michael Bennett and Lianjun Cai, each of whom the Board had determined was an independent director under the rules of the Nasdaq Stock Market. The nominating committee’s responsibilities include recommending to the Board of Directors nominees for possible election to the Board of Directors and providing oversight with respect to corporate governance.

The Company’s Board of Directors met once during the fiscal year ended June 30, 2006. The audit, nominating and compensation committees were not established until after the end of fiscal 2006. Each member of the Board attended 75% or more of the Board meetings.

Compensation Committee Interlocks and Insider Participation

Neither we nor Duoyuan China had a compensation committee of its respective board of directors during fiscal 2006 or 2005. Wenhua Guo deliberated on the compensation payable to officers and employees of Duoyuan China and its subsidiaries during 2005 and prior to the Equity Transfer, during which time they were private companies not subject to these requirements.

No executive officer of Asian Financial or Duoyuan China served as a member of the compensation committee or the equivalent of another entity during fiscal year 2005, 2006 or 2007. No executive officer of Asian Financial or Duoyuan China served as a director of another entity, other than affiliates of Duoyuan China, during fiscal year 2005, 2006 and 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of September 1, 2007, we had a total of 25,000,050 shares of common stock outstanding, which are our only issued and outstanding voting equity securities.

The following table sets forth, as of September 1, 2007: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage Ownership

Pinnacle China Fund, L.P.	1,300,002	5.2%
Barry M. Kitt (1)	1,300,002	5.2%
Duoyuan Investments Limited (2)	17,562,353	70.25%
Wenhua Guo (2) (CEO)	17,562,353	70.25	% (3)
Gene Michael Bennett (CFO, former director)	0	0%
Lianjun Cai (director)	0	0%
Punan Xie (director)	0	0%
Christopher Patrick Holbert (director)	0	0%
Xiqing Diao (director, COO)	0	0%
Zhiguo Hao (VP)	0	0%
Lixin Wang (VP)	0	0%
Wenzhong Liu (VP)	0	0%
Yingqing Zhang (VP)	0	0%
Lide Chen (VP)	0	0%
Yongzeng Wang (Interim General Manager of Langfang Duoyuan)	0	0%
Dempsey Mork (4)	27,966	*
Norbert L. LeBoeuf (4)	10,627	*
Millennium Group, Inc. (4)
55051 Riviera Dr. La Quinta, California 92253	372,871	1.5%
MCC Profit Sharing Plan (4)
69930 Highway 111, Suite 100
Rancho Mirage, CA 92270	372,871	1.5%
	17,562,353	70.25%
 * indicates less than 1%
(1) Pinnacle China Advisers, L.P., “Advisers”, is the general partner of Pinnacle China Fund, L.P., “Pinnacle”. Pinnacle China Management, LLC, “Management”, is the general partner of Advisers. Kitt China Management LLC is the manager of Management. Mr. Barry M. Kitt is the manager of Kitt China Management LLC. As of September 1, 2007, Pinnacle was the beneficial owner of 1,300,002 shares of common stock. Mr. Kitt may be deemed to be the beneficial owner of the shares of common stock beneficially owned by Pinnacle. Mr. Kitt expressly disclaims beneficial ownership of all shares of common stock beneficially owned by Pinnacle.

(2) Mr. Wenhua Guo is the sole shareholder of Duoyuan Investments, as such he may be viewed as having beneficial ownership over all 17,562,353 shares owned by Duoyuan Investments.

(3) Of the 17,562,353 shares of common stock beneficially owned by Mr. Wenhua Guo, 6,899,177 shares were deposited in escrow according to the Share Purchase Agreement dated October 24, 2006. Mr. Wenhua Guo retains the voting power and dividend rights of the escrow shares before such shares are delivered to the investors, if ever. The Company has satisfied the performance benchmark for the fiscal year ended June 30, 2006, therefore 1/3 of the escrow shares have been returned to Mr. Guo.

(4) Dempsey Mork and his son Jonathan Mork have investment control over the shares of Magellan Capital Defined Benefits Plan and Magellan Capital Profit Sharing Plan, as such they may be viewed as having beneficial ownership over the aggregate amount of 745,742 shares owned by the two Plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Prior to the Equity Transfer, we had accrued $10,000 per year for management services rendered by the Company’s majority shareholder and President pursuant to a five-year convertible promissory note covering years 1998 through 2002 for a total balance of $50,000 at December 31, 2004. This note was non-interest bearing and convertible at a rate of $0.05 per share for 1,000,000 common shares (pre-split shares) at the option of the holder. The note was converted to 1,000,000 shares (pre-spit shares) of common stock of the Company on September 15, 2006.

Prior to the Equity Transfer, we had accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of the Company’s majority shareholder and President pursuant to the terms of a convertible promissory note. This note was non-interest bearing and convertible at a rate of $0.02 per share for 1,000,000 common shares (pre-split shares) at the option of the holder. The note was converted to 1,000,000 shares (pre-split shares) of common stock on September 15, 2006.

The total number of shares issued upon the two note conversions was 2,000,000 shares (pre-split shares).

Prior to the Equity Transfer, our officers and directors have resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consisted of, but are not limited to, office space, accounting, filing requirements, and management services.

Duoyuan China leases 4,500 square meters of space, located at No. 3 Jinyuan Road, Daxing District Industrial Development Area, Beijing, China, from Duoyuan Water Environment Technology Co., Ltd., of which Mr. Wenhua Guo, our CEO and 70% shareholder is a sole shareholder. The property used as an office building and research and development center. The lease has a five-year term which runs from January 1, 2003 to December 31, 2007. The annual rent is $136,022. The aggregate amount of all rental payments due as of June 30, 2007 was $369,564. The Company had paid $369,564 payment in July 2007.

Duoyuan China uses the trademark “Duoyuan” under a license agreement with Duoyuan Water Environment Company, of which Mr. Wenhua Guo is a sole shareholder. The trademark license does not have a term. As the cost of obtaining the trademark is immaterial, the license is provided to Duoyuan China at no charge.

Duoyuan China uses the patent, “an automatic offset press printing oil supply quick clearing devise” under a license agreement with Huiyuan Duoyuan, of which Mr. Wenhua Guo is a sole shareholder. The patent license does not have a term. As the cost of obtaining the trademark is immaterial, the license is provided to Duoyuan China at no charge.

Duoyuan China used to use Tianjin Automobile Water Pump Co., Ltd., of which Mr. Wenhua Guo, our CEO and 70% shareholder, is the sole shareholder, as supplier of certain key parts of the offset presses, such as frame panels and rollers. Duoyuan pre-paid Tianjin Automobile Water Pump Company for these key parts. As at June 30, 2007, Duoyuan has paid $1,576,424 to Tianjin Automobile Water Pump Co., Ltd. and there was $0 remaining with Tianjin Automobile Water Pump Company as related party receivables.

After Langfang Duoyuan built its plant, there were construction materials worth $442,019 remaining. When Duoyuan Langfang Water Recycle Equipment Manufacturing Co., Ltd., of which Mr. Wenhua Guo is the sole shareholder, needed to build its own plant, Langfang Duoyuan sold these construction materials to the Company at cost. As of June 30, 2007, these payables had been reduced to $0.

When Langfang Duoyuan was established and was building its plant, Duoyuan China Information Technology Industry Co., Ltd., of which Mr. Wenhua Guo is the sole shareholder, paid on behalf of Langfang Duoyuan the municipal infrastructure allocation fee utilities bills and other expenses incurred during the construction of the plant. The total amount accumulated amounted to $4,598,000, which became related-party payable by Duoyuan China to Duoyuan China Information Technology Industry Co., Ltd. As of June 30, 2007, these payables had been reduced to $0.

Duoyuan China rents an office building from Duoyuan China Water Recycle Technology Industry Co., Ltd., of which Mr. Guo is a sole shareholder. During the term of the lease, Duoyuan China Water Recycle Technology Industry Co., Ltd. paid Duoyuan China’s portion of electricity and water bill associated with the office lease. The amount of electricity and water bill became Duoyuan China’s payable to Duoyuan China Water Recycle Technology Co., Ltd. In addition, Duoyuan China transferred some of its employees to Duoyuan China Water Recycle Technology Industry Co., Ltd. The social welfare tax associated with these employees occurred before their transfer and became Duoyuan China’s payable to Duoyuan China Water Recycle Technology Industry Co., Ltd. As of June 30, 2007, Duoyuan China’s aggregate payments to Duoyuan China Recycle Technology Industry Co., Ltd. amounted to $367,564. During 2007, Duoyuan China paid to Duoyuan Water Recycle Technology Industry Co., Ltd. $3,505,292. The electricity and water bills are included in the rent.

During 2006, Duoyuan China made various cash advances and short term loans to Duoyuan China Water Recycle Technology Industry Co., Ltd. of which Mr. Guo is a sole shareholder. These receivables are recurring transactions. The Company does not charge interest on these receivables. As of June 30, 2007, the aggregate related party receivable from Duoyuan China Water Recycle Technology Industry Co. Ltd. amounted to $0.

The Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to do so will result in a monthly liquidated damage of 1% of the proceeds with a cap of 4%. As of June 30, 2007, the Company had accrued penalties in an aggregate amount of $941,968 for failure to terminate related party transactions. The Company began accruing costs associated with this liquidated damage in January 2007 but has not paid any penalty so far.

The Company has contractual obligation that starting from December 31, 2006, the Company should no longer be a party to, or take part in, any related party transactions, except for those existing related party transactions and those that may derive from the Company’s efforts to complete, terminate or settle those transactions. This requirement is evidenced in the Securities Purchase Agreement dated October 24, 2006 among the Company and certain unrelated investors in a private placement. As provided in our Audit Committee Charter adopted on April 23, 2007, all the related party transactions must be approved by the audit committee. Going forward, we will conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the audit committee.

Indebtedness of Management

None

Director Independence

Although our securities are not listed on any national securities exchange or in any inter-dealer quotation system, our Board of Directors is comprised of a majority of “independent directors,” as such term is defined in the Marketplace Rules of the NASDAQ Stock Market and the Exchange Act Rule 10A-3. As of June 30, 2007, among our five directors, Gene Michael Bennett, Lianjun Cai and Punan Xie met the Nasdaq and the Exchange Act standards for independent directors. In July 2007, Gene Michael Bennett resigned to become our chief financial officer and Christopher Patrick Holbert was appointed a director and he meets the Nasdaq and the Exchange Act standards for independent director. The other two directors, Wenhua Guo and Xiqing Diao are our executive officers and are not independent directors. Our Audit Committee is comprised of three independent directors, Gene Michael Bennett (chairman), replaced by Christopher Patrick Holbert in July, 2007, Lianjun Cai and Punan Xie. Our Compensation Committee is comprised of three independent directors, Lianjun Cai (chairman), Gene Michael Bennett, replaced by Christopher Patrick Holbert, and Punan Xie. Our Nomination Committee is comprised of three independent directors, Punan Xie (chairman), Gene Michael Bennett, replaced by Christopher Patrick Holbert, and Lianjun Cai.

Management has reviewed the directors’ responses to a questionnaire asking about their transactions, relationships and arrangements with the Company, and those of their immediate family members, and other potential conflicts of interest. After reviewing this information, our Board of Directors has determined that all of our directors are independent directors within the meaning of the NASDAQ and the Exchange Act rules, except for Wenhua Guo, our CEO and Xiqing Diao, our COO. Our independent directors do not have any transaction, relationship or arrangement with the Company.

Item 14.	Principal Accountant Fees and Services.

All audit and related services are approved by the Board of Directors, the acting audit committee, prior to the rendering of services.

Audit Fees

The fees incurred during the one year ended June 30, 2007 for professional services rendered by our principal accountant, Moore Stephens Wurth Frazer and Torbet, LLP, for the audits of our annual financial statements and review of our quarterly financial statements is $160,000 and $60,000, respectively.

Audit-Related Fees

The Company did not incur any fees for the twelve months ending June 30, 2007 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company incurred $6,000 fees for professional services rendered for tax compliance, tax advice, and tax planning for the fiscal year ended June 30, 2007.

All Other Fees

There were no fees billed for the year ending June 30, 2007 for professional services rendered by our auditors for all other services not disclosed above.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

(1)   Financial Statements and Report of Moore Stephens Wurth Frazer and Torbet, LLP

(2)   Financial Statement Schedules

(3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

23.1   Consent of Auditors
31.1   Rule 13a-14(a) Certification (CEO)
31.2   Rule 13a-14(a) Certification (CFO)
32.1   Section 1350 Certification (CEO)
32.2   Section 1350 Certification (CFO)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asian Financial, Inc.

Date: September 28, 2007	By:	/s/ Wenhua Guo
Wenhua Guo Chairman of the Board and Chief Executive Officer

Date: September 28, 2007	By:	/s/ Gene Michael Bennett
Gene Michael Bennett Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wenhua Guo and Gene Michael Bennett, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wenhua Guo	(Principal Executive Officer and Director)	September 28, 2007
Name: Wenhua Guo

/s/ Gene Michael Bennett	(Principal Financial and Accounting Officer)	September 28, 2007
Name: Gene Michael Bennett

/s/ Xiqing Diao	Director	September 28, 2007
Name: Xiqing Diao

/s/ Christopher Patrick Holbert	Director	September 28, 2007
Name: Christopher Patrick Holbert

/s/ Lianjun Cai	Director	September 28, 2007
Name: Lianjun Cai

/s/ Punan Xie	Director	September 28, 2007
Name: Punan Xie

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Asian Financial Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Asian Financial Inc. and subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of income, and other comprehensive income, shareholders' equity, cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asian Financial Inc. and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

September 13, 2007

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2007 AND 2006

A S S E T S

	2007	2006

CURRENT ASSETS:
Cash	$7,816,361	$3,739,711
Restricted cash	2,097,490	-
Accounts receivable, net of allowance of $498,648 and $159,725
as of June 30, 2007 and 2006, respectively	21,170,423	11,231,897
Inventories	20,074,605	16,727,833
Other receivables	68,160	130,914
Other receivables-related parties	-	892,552
Other assets	40,331	-
Advances on inventory purchases	-	2,183,483
Total current assets	51,267,370	34,906,390

PLANT AND EQUIPMENT, net	25,332,554	12,065,863

OTHER ASSETS:
Intangible assets, net	3,679,941	3,572,106

Total assets	$80,279,865	$50,544,359

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES:
Lines of credit	$12,887,000	$12,269,600
Accounts payable	2,572,061	13,137,939
Accrued liabilities	1,107,591	752,666
Other payables	198,000	522,167
Other payables - related parties	369,564	796,753
Customer deposits	-	18,830
Taxes payable	1,078,503	463,805
Liquidated damages payable	2,119,428	-
Total liabilities	20,332,147	27,961,760

MINORITY INTEREST	800,766	527,246

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value;1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $0.001 par value;100,000,000 shares authorized;
25,000,050 and 18,867,436 shares issued and outstanding
at June 30, 2007 and 2006	25,000	18,867
Additional paid-in capital	27,263,040	5,991,034
Statutory reserves	3,282,601	1,871,198
Retained earnings	26,316,141	13,748,397
Accumulated other comprehensive income	2,260,170	425,857
Total shareholders' equity	59,146,952	22,055,353
Total liabilities and shareholders' equity	$80,279,865	$50,544,359

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
REVENUES	$68,383,014	$43,746,561	$26,468,783

COST OF SALES	37,693,679	22,477,905	16,886,926

GROSS PROFIT	30,689,335	21,268,656	9,581,857

RESEARCH AND DEVELOPMENT	1,045,543	1,036,570	680,270

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,582,462	6,649,280	5,430,623

INCOME FROM OPERATIONS	19,061,330	13,582,806	3,470,964

LIQUIDATED DAMAGE EXPENSES	2,119,428	-	-

OTHER INCOME (EXPENSE), net	(915,228)	(238,974)	492,287

INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	16,026,674	13,343,832	3,963,251

MINORITY INTEREST	240,584	187,120	85,653

INCOME BEFORE PROVISION FOR INCOME TAXES	15,786,090	13,156,712	3,877,598

PROVISION FOR INCOME TAXES	1,806,943	261,133	-

NET INCOME	13,979,147	12,895,579	3,877,598

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,834,313	425,857	-

COMPREHENSIVE INCOME	$15,813,460	$13,321,436	$3,877,598

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	23,041,021	18,867,436	18,867,436

BASIC AND DILUTED EARNING PER SHARE	$0.61	$0.68	$0.21

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	Common Stock			Retained Earnings
	Number of Shares	Amount	Additional Paid in Capital	Statutory Reserves	Unrestricted	Accumulated Other Comprehensive Income	Totals
BALANCE, July 1, 2004	18,867,436	$18,867	$5,991,034	$-	$(1,153,582)	$-	$4,856,319

Net income					3,877,598		3,877,598
Adjustment to statutory reserves				581,640	(581,640)		-
Foreign currency translation adjustments						-	-
BALANCE, June 30, 2005	18,867,436	$18,867	$5,991,034	$581,640	$2,142,376	$-	$8,733,917

Net income					12,895,579		12,895,579
Adjustment to statutory reserves				1,289,558	(1,289,558)		-
Foreign currency translation adjustments						425,857	425,857
BALANCE, June 30, 2006	18,867,436	$18,867	$5,991,034	$1,871,198	$13,748,397	$425,857	$22,055,353

Net income					13,979,147		13,979,147
Adjustment to statutory reserves				1,411,403	(1,411,403)
Shares issued for cash, $1.43 per share	6,132,614	6,133	21,272,006				21,278,139
Foreign currency translation adjustments						1,834,313	1,834,313
BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,979,147	$12,895,579	$3,877,598
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	240,584	187,120	85,653
Depreciation	882,842	590,635	515,284
Amortization	70,047	67,821	66,896
Bad debt expense	322,305	-	25,361
Liquidated damage penalties	2,119,428	-	-
(Increase) decrease in assets:
Accounts receivable	(9,452,582)	(6,010,258)	(845,359)
Inventories	(2,440,076)	(1,390,188)	(4,688,238)
Other receivables	71,457	-	-
Other receivables - related parties	913,154	5,289	(181,621)
Advances on inventory purchases	2,233,885	(1,265,352)	(411,093)
Other assets	(43,198)	36,625	171,371
Increase (decrease) in liabilities:
Accounts payable	(10,935,839)	4,361,870	620,281
Customer deposits	(19,265)	18,653	-
Other payables	(341,354)	286,617	43,957
Other payables - related parties	(455,164)	(6,518,709)	(9,327,799)
Accrued liabilities	312,551	69,749	212,309
Taxes payable	576,025	332,069	(47,326)
Net cash (used in) provided by operating activities	(1,966,053)	3,667,520	(9,882,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(13,314,596)	(190,422)	(2,609,193)
Payments for construction in progress	-	(107,137)	-
Net cash used in investing activities	(13,314,596)	(297,559)	(2,609,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	15,050,400	-	11,858,000
Payment for line of credit	(15,060,400)	-	-
Proceeds from private placement	21,278,139	-	-
Restricted cash	(2,097,490)	-	-
Net cash provided by financing activities	19,170,649	-	11,858,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	186,650	75,316	-

INCREASE (DECREASE) IN CASH	4,076,650	3,445,277	(633,919)

CASH, beginning of year	3,739,711	294,434	928,353

CASH, end of year	$7,816,361	$3,739,711	$294,434

The accompanying notes are an integral part of these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 1 - Organization background and principal activities

Asian Financial, Inc. (“AFI”) was organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, AFI merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming. AFI has no operations and generated no revenues since inception.

Duoyuan Investments Limited (“Duoyuan BVI”) is a British Virgin Islands company that owns 100% of the equity interest of Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”). Duoyuan China has two subsidiaries, a 99.4% ownership in Hunan Duoyuan Printing Machinery Co., Ltd. and 95% ownership in Langfang Duoyuan Digital Technology Co., Ltd (collectively referred to as the Duoyuan Interest).

On August 31, 2006, Asian Financial entered into a definitive Equity Transfer Agreement with Duoyuan BVI to acquire the “Duoyuan Interest” in exchange for 47,100,462 new (pre-split) shares of common stock in Asian Financial that were issued to Duoyuan BVI. Prior to the acquisition, Asian Financial had 3,500,000 (pre-split) shares of outstanding common stock. Accordingly, at the closing, there were 50,600,462 (pre-split) shares outstanding. The Equity Transfer Agreement became effective October 6, 2006. Because the acquisition is treated as a reverse acquisition, the financial statements of the Company have been retroactively adjusted to reflect the acquisition from the beginning of the reported period included in the Registration Statement. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Duoyuan BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to October 6, 2006 are those of Duoyuan BVI, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition.

As a result of the equity transfer, Duoyuan China became Asian Financial’s wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan BVI, became our controlling shareholder.

Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan BVI. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital $6,000,000. Duoyuan China has increased its registered capital by $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors, see Note 12. On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of June 30, 2007, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and manufactures digital printing products. Langfang Duoyuan was originally called Langfang Duoyuan Digital Printing Technology Co., Ltd. when Beijing Huiyuan Duoyuan Research Institute Co., Ltd. (“Huiyuan Institute”) owned 95% and Beijing Yinlu Advertising Co., Ltd. (Yinlu) owned 5%. On March 21, 2002, Yinlu transferred its 5% ownership to Duoyuan China. On October 16, 2005, Huiyuan Institute transferred 90% of the equity of Langfang Duoyuan to Duoyuan China whereby Duoyuan China holds 95% of the equity of Langfang Duoyuan while Huiyuan Institute remains the holder of 5% of the Langfang Duoyuan equity. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred at the beginning of 2003 due to common management and ownership. As of June 30, 2007, Langfang Duoyuan owns 12.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China and manufactures printing equipment. Hunan Duoyuan was established by Duoyuan China and Langfang Duoyuan on March 10, 2004.

Hunan Duoyuan Printing Machinery Ltd. formerly known as HuNan Printing Machinery was a state-owned company with initial registered capital of RMB 92.35 million. HuNan Printing Machinery had suffered operating losses for many years. On December 1, 2003, HuNan Printing Machinery was reorganized by the state government. All liabilities were assumed by the state government and the company with its remaining assets which consisted of fixed assets, land use rights and inventory were offered for sale at a public auction. Duoyuan China and Langfang Duoyuan successfully acquired HuNan Printing Machinery for the price of RMB 38,000,000.

The Company allocated the purchase price of the assets pursuant to Statement of Financial Accounting Standards (SFAS) No. 141. None of the purchase price was allocated to goodwill. The excess purchase price was allocated to the non-current assets. An appraisal report dated April 23, 2004 assessed the fair market value of the acquired assets at RMB 105.9 million, approximately $13 million. Pursuant to SFAS 141, the excess of fair value of acquired net assets over cost was allocated as a pro rata deduction of the amount of Hunan Duoyuan’s fixed assets and intangible assets that would have been assigned to those assets. The Fair value of net assets acquired over cost was allocated as listed below:

	Original Allocated	Re-allocated
Item	Fair Value	Fair Value
Current assets	$2,693,118	$2,693,118
Property, plant and equipment	3,131,890	589,262
Intangible assets	6,992,427	1,315,619
Total assets	$12,817,435	$4,597,999
After the auction, Duoyuan China and Langfang Duoyuan owned 88% and 12%, respectively. The company’s name was changed to Hunan Duoyuan Printing Machinery Ltd. and a new business license was obtained on March 10, 2004 with an operating term of 30 years. The company's initial registered capital was stated at RMB 105.9 million.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

On July 17, 2007, the Company effected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (“the Company”) reflect activities of Asian Financial Inc., Duoyuan China - 100%, Langfang Duoyuan - 95.0%, and Hunan Duoyuan - 99.4%. The consolidated financial statements have been presented as if the acquisition of Duoyuan China occurred at the beginning of fiscal 2005 due to the reverse acquisition on October 6, 2006. The consolidated financial statements have been presented as if the acquisition of Langfang Duoyuan occurred at the beginning of fiscal 2005 due to common management and ownership.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation. The accompanying consolidated financial statements include the accounts of Duoyuan Digital Printing Technology Industry (China) Co., Ltd. and its subsidiaries (referred to as the “Company”). All material intercompany transactions and balances have been eliminated in the consolidation. Note - 1 Organization background and principal activities has more detail descriptions.

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

Translation adjustments amounted to $2,260,170 and $425,857 as of June 30, 2007 and 2006, respectively. Asset and liability accounts at June 30, 2007 were translated at 7.60 RMB to $1.00 USD as compared to 7.99 RMB at June 30, 2006. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the year ended June 30, 2007 and 2006 were 7.81 RMB and 8.06 RMB, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation, total transaction loss amounted to $0 and $0 for the years ended June 30, 2007 and 2006, respectively.

Revenue recognition

The Company recognizes revenue in accordance with SAB 104, which specifies that revenue is realized or realizable and earned when four criteria are met:

·	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be pervasive evidence of an arrangement.)
·	Delivery has occurred or services have been rendered.
·	The seller’s price to the buyer is fixed or determinable.
·	Collectibility payment is reasonably assured.

The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. There are no instances where receivables from distributor are not due and payable until goods purchased from the Company are sold by the distributor. The Company does not sell products to distributors on a consignment basis. There is no right of return after shipping and the Company has never experienced any returns. Titles are transferred after the products are shipped.

The Company recognizes revenue when the goods are delivered and titles have passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company’s distributors are able to install our products without our assistance. As a result, there is no substantial performance required on the Company’s part.

Purchase prices of our products are fixed and customers are not allowed to renegotiate pricing after the contracts are signed. The Company’s agreements with its distributors do not include cancellation or termination clauses.

Credit limits are assigned to each distributor. As a distributor builds a sales history with the Company, the credit limit can be increased. Credit limits are reviewed by management and reductions are made if deemed necessary.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Distributors are all not granted sales returns. Our distributors are all equipped to install our products. We are not contractually obligated to perform any installation services. As a result, our revenue recognition is not impacted.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $1,127,745, $623,323, and $437,971, respectively, for the years ended June 30, 2007, 2006 and 2005.

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

Land use rights

All land in the People’s Republic of China is owned by the government and cannot be sold to any individual or company. However, the government grants the user a “land use right” (the Right) to use the land. Land use rights are valid for a limited period of time, depending on their use. Based upon PRC regulations, land use rights last for 50 years for industrial property. The Company has the right to use the land for 50 years and elected to amortize the cost of rights over 50 years using the straight-line method. At June 30, 2007 and 2006, accumulated amortization amounted to $321,498 and $231,374.

The land use rights consisted of the following:
	June 30,	June 30,
	2007	2006
Intangible - Land Use right	$4,001,439	$3,583,667
Idle intangible - Land use right	-	219,813
	4,001,439	3,803,480
	(321,498)	(231,374)
Less Accumulated amortization	$3,679,941	$3,572,106
Totals

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Total amortization expense for the year ended June 30, 2007, 2006 and 2005 amounted to $70,047, $67,821 and $66,896, respectively.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Estimated useful lives of the assets are as follows:

Estimated
Usefule Life

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

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2007, the Company expects these assets to be fully recoverable.

Plant and equipment consist of the following:

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

	June 30,	June 30,
	2007	2006
Buildings	$8,201,747	$5,866,081
Office equipment	797,941	595,049
Motor vehicles	292,989	99,634
Plant and machinery	18,709,322	4,956,060
Construction in progress	-	2,227,673
Total	28,001,999	13,744,497
Less: accumulated depreciation	(2,669,445)	(1,678,634)
Plant and equipment, net	$25,332,554	$12,065,863

The depreciation expense for the year ended June 30, 2007, 2006 and 2005 amounted to $882,842, $590,635 and $515,284, respectively.

Cash and concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at June 30, 2007 and 2006 amounted to $7,764,148 and $3,739,711, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

Restricted cash represents cash held in escrow in connection with the November 2006 private placement. As of June 30, 2007, total of $ 2,097,490 was held in escrow.

Inventories

Inventories are recorded at the lower of cost or market, using the weighted average method and consist of the following:

	June 30,	June 30,
	2007	2006
Raw materials	$5,118,566	$6,526,691
Work in process	9,265,459	6,690,862
Finished goods	5,690,580	3,510,280
Totals	$20,074,605	$16,727,833

The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of June 30, 2007 and June 30, 2006, the Company determined that no reserves were necessary.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Liquidated damages

The liquidated damages associated with the registration of the shares and the settlement of all outstanding related party balances are treated in accordance with EITF 00-19-2. The registration penalty meets the definition of a registration payment arrangement as defined in EITF 00-19-2. In accordance with EITF 00-19-2 paragraph 7 the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement is recognized and measured separately. In accordance with FIN14, the Company has recorded an expense and a liability equal to the minimum estimated loss.

Impairment of long-lived assets, including intangible assets and fixed assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. Then these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Group would recognize an impairment loss based on the fair value of the assets. The company has not suffered any impairment of long-lived assets.

Major suppliers

For the years ended June 30, 2007 and 2006, five suppliers accounted for approximately 69% and 60%, respectively, of the Company's purchases. These five suppliers represent 41% and 48% of the Company's total accounts payable as of June 30, 2007 and 2006.

Financial instruments

Statement of Financial Accounting Standards No. 107 (SFAS 107), “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of financial instruments as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company considers the carrying amount of cash, accounts receivable, other receivables, accounts payable, accrued liabilities, other payables and line of credit to approximate their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

Accounts receivable, trade and allowance for doubtful accounts

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s existing reserve is consistent with its historical experience and considered adequate by the management.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Accounts receivable, trade net of allowance for doubtful accounts outstanding at June 30, 2007 and 2006 amounted to $21,170,423 and $11,231,897, respectively. Management reviews its accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate.

An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged over nine months that have not been collected. As of June 30, 2007 and 2006, allowances for doubtful accounts were $498,648 and $159,725, respectively. The following represents the changes of allowance for doubtful accounts:

	June 30,
	2007	2006
Balance, beginning of year	$159,725	$159,725
Additions to the reserve	452,617	-
Recovery of amounts previously reserved	(113,694)	-
Balance, end of year	$498,648	$159,725

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2007 and 2006.

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

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Chinese Income Tax

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DEs”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DEs and FIEs. The Company is currently evaluating the impact that the new EIT will have on its financial condition.

Under the existing Chinese Income Tax Laws, foreign investment enterprises (“FIEs”) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions for which more favorable effective tax rates apply. Starting on January 1, 2008, China will unify the corporate income tax rule on foreign invested enterprises and domestic enterprises. The unified corporate income tax rate is 25%.

Upon approval by the PRC tax authorities, FIE's scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may by exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

Duoyuan China has become a wholly foreign owned enterprise since its inception. This entity status allows Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003 and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China has an income tax exemption for the calendar years ending December 31, 2004 and 2005 and 50% income tax reduction for the calendar years ending December 31, 2006, 2007 and 2008.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Prior to acquiring Hunan Duoyuan, the shareholders negotiated with Hunan Shaoyang Treasure Department to obtain an income tax exemption benefit. The Treasure Department granted the company a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasure Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan suffered an operating loss in the first year of operations ending December 31, 2004 and started to generate a net profit for the calendar year ended December 31, 2005. Therefore Hunan Duoyuan has an income tax exemption for the years ending December 31, 2005, through December 31, 2009. We believe Hunan Duoyuan will become subject to income tax at rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

PRC law requires that before a foreign invested enterprise can legally distribute profits to its partners, it must satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions made at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund and represent restricted retained earnings.

During the year ending June 30, 2007 and 2006 the provision for income taxes amounted to $1,806,943 and $261,133 respectively. The estimated tax savings due to this tax exemption for the year ending June 30, 2007 and 2006 amounted to $4,509,810 and $4,154,255, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the year ended June 30, 2007 and 2006:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(16.5)	(33.0)
Effective income tax rates	16.5%	-%

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

VAT on sales and VAT on purchases amounted to $19,791,244 and $7,258,360 for the year ended June 30, 2007 and $12,931,347 and $9,326,775 for the year ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

Both Langfang Duoyuan and Hunan Duoyuan get 12.5% and 5% refund respectively, on the VAT amount paid for the first five years of the operations.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $1,118,480, $597,611 and $220,640 for the years ended June 30, 2007, 2006 and 2005, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives. Research and development expense amounted to $1,045,543, $1,036,570 and $680,270 for the years ended June 30, 2007, 2006 and 2005, respectively.

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

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on net income or cash flows.

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

All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split, which occurred on July 17, 2007.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

All per share data including earnings per share has been retroactively restated to reflect the merger on August 31, 2006 as if it had occurred at the beginning of fiscal year 2006. For the year ended June 30, 2007, 2006 and 2005, basic and diluted earning per share amount to $0.61 and $0.68 and $0.21, respectively.

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2007, 2006 and 2005:

	2007	2006	2005
Net income for earnings per share	$13,979,147	$12,895,579	$3,877,598

Weighted average shares used in basic computation	23,041,021	18,867,436	18,867,436
Diluted effect of warrants	-	-	-
Weighted average shares used in diluted computation	23,041,021	18,867,436	18,867,436

Earnings per share:
Basic	$0.61	$0.68	$0.21
Diluted	$0.61	$0.68	$0.21

At June 30, 2007, 1,644,702 warrants, whose exercise price is $1.57 was excluded from the calculation because of their antidilutive nature.

Note 4 - Supplemental disclosure of cash flow information

Interest expense paid amounted to $750,736, $721,764 and $505,636 for the years ended June 30, 2007, 2006 and 2005, respectively.

Income tax payments paid amounted to $1,355,095, $0 and $0 for the years ended June 30, 2007, 2006 and 2005, respectively.

In fiscal 2006, the Company received land use rights totaling $224,965 that was prepaid in prior year.

Note 5 - Advances on inventory purchases

Advances on inventory purchases are monies advanced to vendors for purchases. The inventory is normally delivered within six months after the monies have been advanced. The total outstanding amount was $0 and $2,183,483 as of June 30, 2007 and 2006, respectively.

Note 6 - Related party transactions

Mr. Guo Wenhua is the Company’s controlling shareholder and chief executive. The following is a summary of the amounts due from and to related parties:

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

	June 30,	June 30,
Other receivable - related parties	2007	2006
Tianjin Automobile Water Pump Co., Ltd. - Mr. Guo Wenhau is the sole shareholder	$-	$231,603
Duoyuan China Water Recycle Technology Industry Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	-	660,949
Totals	$-	$892,552

Other payable - related parties

Duoyuan China Water Recycle Technology Industry Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	$369,564	$796,753

Other receivables from related parties are generated by the Company making various cash advances and short term loans and allocation of various expenses to related parties. These are recurring transactions. The Company does not charge interest on these receivables. All related parties outstanding balances will be settled in the manner of cash payments.

The Company has short term loans from related parties of $0 and $796,753 as of June 30, 2007 and 2006, respectively. These amounts were loaned to the Company for business operations. These amounts are short-term and are non-interest bearing.

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party. See Note 10.

Note 7 - Lines of credit

The lines of credit represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $12,887,000 and $12,269,600 outstanding on these lines of credit as of June 30, 2007 and 2006, respectively. The loans consisted of the following:

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

	June 30	, June 30,
	2007	2006
Loan from Bank of Agriculture, Chongwen branch due
March 14, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$2,630,000	$1,252,000

Loan from Bank of Agriculture, Chongwen branch due
June 29, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	3,682,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 15, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	2,630,000	2,504,000

Loan from Bank of Agriculture, Chongwen branch due
July 20, 2007. Monthly interest only payment at
6.138% per annum, secured by plant and machinery	1,315,000	3,505,600

Loan from Bank of Agriculture, Chongwen branch due
July 27, 2007. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	2,630,000	2,504,000
Totals	$12,887,000	$12,269,600

Total interest expense for the years ended June 30, 2007, 2006 and 2005 amounted to $750,736, $721,764 and $505,636, respectively.

Note 8 - Taxes

The Company is organized in the United States and no tax benefit is expected from tax credits in the future.

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law will replace the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).
The key changes are:

a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pays a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point “a” above when the grace period expires.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described before. Since the detailed guidelines of the new tax law were not publicized yet, the Company can not determine what the new tax rate (15% or 25%) will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

Under the existing Income Tax Laws of PRC, the Company is generally subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income reported in the statutory financial statements after appropriate tax adjustments, unless the enterprise is located in a specially designated region where it allows foreign enterprises a two-year income tax exemption and a 50% income tax reduction for the following three years.

Taxes payable consisted of the following as of June 30:

	2007	2006
VAT payable	$256,175	$158,173
Income tax payable	751,081	263,617
Others	71,247	42,015
Total taxes payable	$1,078,503	$463,805

Note 9 - Reserves and dividends

The laws and regulations of the People’s Republic of China require that before foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund.

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2007 and 2006, the Company transferred $1,411,403 and $1,289,558 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

The Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Note 10 - Operating leases

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party, which Mr. Guo Wenhua is the sole shareholder.

Total lease expense for the years ended June 30, 2007 and 2006 was $143,992 and $136,022, respectively. Total future minimum lease payments at June, 2007, are as follows:

Year ended June 30,	Amount
2008	$71,996
Thereafter	-

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

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

Note 12 - Shareholders' equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). On November 2, 2006, the transactions contemplated by the Purchase Agreement closed. In accordance with the Purchase Agreement, Asian Financial, Inc. issued an aggregate of 16,447,019 (pre-split) shares of common stock for a purchase price of approximately $1.43 per share or an aggregate purchase price of $23,549,200.

A total of $2,097,490 of the proceeds is being held in escrow until the Company appoints a majority of independent directors and the restricted cash has been released to the Company on July 18, 2007.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, Asian Financial agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company will be required to pay the investors a monthly liquidated damage equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company is capped at 8% of the total investment amount paid by the investors.

The Company filed its registration statement on March 22, 2007, as of June 30, 2007, the registration statement was still not declared effective. Therefore, the Company accrued $1,177,460 for liquidated damages pursuant to that agreement. The accrued amount is calculated at 1% of the net proceeds raised in the 2006 private placement ($23,549,200). This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Since none of the estimates is better than the other, in accordance with FIN14, the Company has recorded an expense and a liability equal to the minimum estimated loss.

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

Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to terminate the related party transactions will result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. The 4% cap applies only to the penalty for having outstanding related party transaction at December 31, 2006, not to the delay in filing registration statement. As of June 30, 2007, the Company had accrued $941,968 for such liquidated damages pursuant to that agreement but had not paid any amount of such damages. The accrued amount is calculated at 1% of the net proceeds raised in the 2006 private placement ($23,549,200). This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. Since none of the estimates is better than the other, in accordance with FIN14, the Company has recorded an expense and a liability equal to the minimum estimated loss.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

At the closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, Asian Financial, Inc. issued to Roth Capital warrants to acquire 1,644,702 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights, but they are not covered by this Registration Statement. The warrant contains a standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization and a change of control transaction. The warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

Weighted
	Warrants	Warrants	Average Exercise	Average Remaining
	Outsanding	Exercisable	Price	Contractual Life
Outstanding, June 30, 2006	-	-	-	-
Granted	1,644,702	1,644,702	$1.57	4.75
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2007	1,644,702	1,644,702	$1.57	4.75

Note 13 - Subsequent Events

Reverse stock split

Effective as of July 17, 2007, Asian Financial, Inc. adopted by unanimous written consent of the Board, the Company effected a 1-for-2.68189924 reverse stock split on July 17, 2007.

The outstanding and issued shares of the Company at the date of resolution was 67,047,481 and upon the effectiveness of the reverse stock split, the outstanding and issued shares shall be approximately 25,000,050 shares.

See report of independent registered public accounting firm.