Form 10-Q
period 2007-09-30
ASIAN FINANCIAL INC
filed 2007-11-14
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
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

As of September 30, 2007, the Company had 25,000,050 shares of common stock, par value $0.001 per share, issued and outstanding.

  ASIAN FINANCIAL, INC.

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2007 AND JUNE 30, 2007

ASSETS

	September 30,	June 30,
	2007	2007
	(UNAUDITED)

CURRENT ASSETS:
Cash	$17,279,298	$7,816,361
Restricted cash	87,086	2,097,490
Accounts receivable, net of allowance of $534,026 and $498,648
as of September 30, 2007 and June 30, 2007, respectively	21,824,752	21,170,423
Inventories	21,536,466	20,074,605
Other receivables	38,845	68,160
Other assets	136,788	40,331
Total current assets	60,903,235	51,267,370

PLANT AND EQUIPMENT, net	25,431,765	25,332,554

OTHER ASSETS:
Intangible assets, net	3,712,814	3,679,941
Total assets	$90,047,814	$80,279,865

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$13,073,200	$12,887,000
Accounts payable	3,873,173	2,572,061
Accrued liabilities	1,155,665	1,107,591
Other payables	229,014	198,000
Other payables - related parties	77,824	369,564
Taxes payable	1,097,263	1,078,503
Liquidated damages payable	2,825,904	2,119,428
Total liabilities	22,332,043	20,332,147

MINORITY INTEREST	906,541	800,766

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized;
no shares issued and outstanding as of September 30, 2007 and June 30, 2007	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized;
25,000,050 shares issued and outstanding
at September 30, 2007 and June 30, 2007	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	3,948,216	3,282,601
Retained earnings	32,405,054	26,316,141
Accumulated other comprehensive income	3,167,920	2,260,170
Total shareholders' equity	66,809,230	59,146,952
Total liabilities and shareholders' equity	$90,047,814	$80,279,865

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
REVENUES	$22,645,571	$17,536,182

COST OF SALES	11,210,255	9,768,690

GROSS PROFIT	11,435,316	7,767,492

RESEARCH AND DEVELOPMENT	163,457	183,421

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,973,267	2,700,760

INCOME FROM OPERATIONS	8,298,592	4,883,311

LIQUIDATED DAMAGE EXPENSES	706,476	-

OTHER EXPENSE, net	128,397	187,935

INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	7,463,719	4,695,376

MINORITY INTEREST	93,542	71,868

INCOME BEFORE PROVISION FOR INCOME TAXES	7,370,177	4,623,508

PROVISION FOR INCOME TAXES	615,649	420,017

NET INCOME	6,754,528	4,203,491

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	907,750	278,273

COMPREHENSIVE INCOME	$7,662,278	$4,481,764

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	17,997,404

BASIC AND DILUTED EARNING PER SHARE	$0.27	$0.23

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Retained Earnings		Accumulated
	Number of Shares	Amount	Additional Paid in Capital	Statutory Reserves	Unrestricted	Other Comprehensive Income	Total
BALANCE, July 1, 2006	17,562,388	$17,562	$5,992,339	$1,871,198	$13,748,397	$425,857	$22,055,353
Shares due to reorganization on August 31, 2006	1,305,048	1,305	(1,305)				-
Net income					4,203,491		4,203,491
Adjustment to statutory reserves				420,349	(420,349)		-
Foreign currency translation adjustments						278,273	278,273
BALANCE, September 30, 2006, unaudited	18,867,436	$18,867	$5,991,034	$2,291,547	$17,531,539	$704,130	$26,537,117

Net income					9,775,656		9,775,656
Adjustment to statutory reserves				991,054	(991,054)		-
Shares issued for cash, $1.43 per share	6,132,614	6,133	21,272,006				21,278,139
Foreign currency translation adjustments						1,556,040	1,556,040
BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952

Net income					6,754,528		6,754,528
Adjustment to statutory reserves				665,615	(665,615)		-
Foreign currency translation adjustments						907,750	907,750
BALANCE, September 30, 2007, unaudited	25,000,050	$25,000	$27,263,040	$3,948,216	$32,405,054	$3,167,920	$66,809,230

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,754,528	$4,203,491
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	93,542	71,868
Depreciation	514,100	220,844
Amortization	20,153	16,841
Bad debt expense	27,975	-
Liquidated damage penalties	706,476	-
Change in operating assets and liabilities
Accounts receivable	(373,963)	(1,035,604)
Inventories	(1,163,553)	1,316,492
Other receivables	30,086	(40,503)
Other receivables - related parties	-	625,528
Advances on inventory purchases	(5,139)	(36,761)
Other assets	(90,058)	11,282
Accounts payable	1,255,043	1,148,009
Customer deposits	-	-
Other payables	27,956	51,664
Other payables - related parties	(294,986)	(252,552)
Accrued liabilities	32,952	(57,140)
Taxes payable	3,157	979,946
Net cash provided by operating activities	7,538,269	7,223,405

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(250,941)	-
Net cash used in investing activities	(250,941)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	8,999,200	8,561,200
Payments for line of credit	(8,999,200)	(8,561,200)
Restricted cash	2,010,404	-
Net cash provided by financing activities	2,010,404	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	165,205	91,710

INCREASE IN CASH	9,462,937	7,315,115

CASH, beginning of period	7,816,361	3,742,698

CASH, end of period	$17,279,298	$11,057,813

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan BVI. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital $6,000,000. Duoyuan China has increased its registered capital by $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors, see Note 11. On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of September 30, 2007, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and manufactures digital printing products. Langfang Duoyuan was originally called Langfang Duoyuan Digital Printing Technology Co., Ltd. when Beijing Huiyuan Duoyuan Research Institute Co., Ltd. (“Huiyuan Institute”) owned 95% and Beijing Yinlu Advertising Co., Ltd. (Yinlu) owned 5%. On March 21, 2002, Yinlu transferred its 5% ownership to Duoyuan China. On October 16, 2005, Huiyuan Institute transferred 90% of the equity of Langfang Duoyuan to Duoyuan China whereby Duoyuan China holds 95% of the equity of Langfang Duoyuan while Huiyuan Institute remains the holder of 5% of the Langfang Duoyuan equity. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred at the beginning of 2003 due to common management and ownership. As of September 30, 2007 Langfang Duoyuan owns 12.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China and manufactures printing equipment. Hunan Duoyuan established on March 10, 2006, is owned 88% by Duoyuan China and 12% by Langfang Duoyuan. The business license expires March 2034.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (“the Company”) reflect activities of Asian Financial Inc., Duoyuan China - 100%, Langfang Duoyuan - 95.0%, and Hunan Duoyuan - 100%.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Translation adjustments amounted to $3,167,920 and $2,260,170 as of September 30, 2007 and June 30, 2007, respectively. Asset and liability accounts at September 30, 2007, were translated at 7.50 RMB to $1.00 USD as compared to 7.60 RMB at June 30, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended September 30, 2007 and 2006 were 7.55 RMB and 7.89 RMB, respectively. In accordance with Statement of Financial Accounting Standards No. 95, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transaction are included in the results of operation, no material transaction gains or losses for the three months ended September 30, 2007 and 2006, respectively.

Revenue recognition

The Company recognizes revenue in accordance with SAB 104, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be pervasive evidence of an arrangement.)
•	Delivery has occurred or services have been rendered.
•	The seller’s price to the buyer is fixed or determinable.
•	Collectibility payment is reasonably assured.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
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

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $197,315 and $420,160, respectively, for the three months ended September 30, 2007 and 2006.

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

The land use rights consisted of the following:

	September 30, 2007 (UNAUDITED)	June 30, 2007
Intangible - land use right	$4,059,254	$4,001,439
Less accumulated amortization	(346,440)	(321,498)
Totals	$3,712,814	$3,679,941

Total amortization expense for the three months ended September 30, 2007 and 2006 amounted to $20,153 and $16,841, respectively.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	30	Years
Office equipment	3-10	Years
Motor vehicles	4-10	Years
Machinery and equipment	5-10	Years

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

Plant and equipment consist of the following:

	September 30, 2007 (UNAUDITED)	June 30, 2007
Buildings	$8,320,251	$8,201,747
Office equipment	810,765	797,941
Motor vehicles	297,222	292,989
Plant and machinery	19,229,467	18,709,322
Total	28,657,705	28,001,999
Less: accumulated depreciation	(3,225,941)	(2,669,445)
Plant and equipment, net	$25,431,764	$25,332,554

The depreciation expense for the three months ended September 30, 2007 and 2006 amounted to $514,100 and $220,844, respectively.

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2007, the Company expects these assets to be fully recoverable.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at September 30, 2007 and June 30, 2007 amounted to $16,022,580 and $7,764,148, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended September 30, 2007 and the year ended June 30, 2007, five suppliers accounted for approximately 38% and 69%, respectively, of the Company's purchases. These five suppliers represent 32% and 41% of the Company's total accounts payable as of September 30, 2007 and June 30, 2007.

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

Restricted cash

Restricted cash represents cash held in escrow in connection with the November 2006 private placement. As of September 30, 2007 and June 30, 2007, total of $87,086 and $2,097,490, respectively, was held in escrow.

Inventories

Inventories are recorded at the lower of cost or market, using the weighted average method and consist of the following:

	September 30, 2007 (UNAUDITED)	June 30, 2007
Raw materials	$4,575,847	$5,118,566
Work in process	10,641,852	9,265,459
Finished goods	6,318,767	5,690,580
Totals	$21,536,466	$20,074,605

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of September 30, 2007 and June 30, 2007, the Company determined that no reserves were necessary.

Liquidated damages

The liquidated damages associated with the registration of the shares and the settlement of all outstanding related party balances are treated in accordance with EITF 00-19-2, which requires the Company to recognize an expense and a liability equal to minimum estimated losses.

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

Accounts receivable, trade and allowance for doubtful accounts

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms from three to nine months. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company’s existing reserve is consistent with its historical experience and considered adequate by the management.

Accounts receivable, trade net of allowance for doubtful accounts outstanding at September 30, 2007 and June 30, 2007 amounted to $21,824,752 and $21,170,423, respectively. Management monitors accounts receivable aging and customer operating to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged over nine months that have not been collected. As of September 30, 2007 and June 30, 2007, allowances for doubtful accounts were $534,026 and $498,648, respectively. The following represents the changes of allowance for doubtful accounts:

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
	September 30, 2007	June 30, 2007
	(UNAUDITED)
Balance, beginning of period	$498,648	$159,725
Additions to the reserve	35,378	452,617
Recovery of amounts previously reserved	-	(113,694)
Balance, end of period	$534,026	$498,648

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2007 and June 30, 2007.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
China Income Tax

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

Duoyuan China has become a wholly foreign owned enterprise since its inception. This entity status allows Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003 and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China has an income tax exemption for the calendar years ended December 31, 2004 and 2005 and 50% income tax reduction for the calendar years ended December 31, 2006, 2007 and 2008.

Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with their first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002 and started to generate a net profit for the calendar year ended December 31, 2003. Therefore Langfang Duoyuan has an income tax exemption for the years ended December 31, 2003, through December 31, 2007. We believe Langfang Duoyuan will become subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Prior to acquiring Hunan Duoyuan, the shareholders negotiated with Hunan Shaoyang Treasure Department to obtain an income tax exemption benefit. The Treasure Department granted the company a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasure Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan suffered an operating loss in the first year of operations ended December 31, 2004 and started to generate a net profit for the calendar year ended December 31, 2005. Therefore Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005, through December 31, 2009. We believe Hunan Duoyuan will become subject to income tax at rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

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

During the three months ended September 30, 2007 and 2006 the provision for income taxes amounted to $615,649 and $420,017 respectively. The estimated tax savings due to this tax exemption for the three months ended September 30, 2007 and 2006 amounted to $1,881,265 and $1,190,755, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $ 0.27 to $0.20 and $0.23 to $0.17 for the three months ended September 30, 2007 and 2006, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2007 and 2006:

	2007	2006
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	33.0	33.0
China income tax exemption	(25.5)	(25.5)
Effective income tax rates	7.5%	7.5%

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

VAT on sales and VAT on purchases amounted to $6,743,853 and $4,664,142 for the three months ended September 30, 2007 and $5,180,053 and $3,243,225 for the three months ended September 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $386,664 and $385,594 for the three months ended September 30, 2007 and 2006, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment or depreciated over their estimated useful lives.

Recently issued accounting pronouncements

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

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

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30, 2007 and 2006:

	2007	2006
	(Unaudited)	(Unaudited)
Net income for earnings per share	$6,754,528	$4,203,491

Weighted average shares used in basic computation	25,000,050	17,997,404
Diluted effect of warrants	-	-
Weighted average shares used in diluted computation	25,000,050	17,997,404

Earnings per share:
Basic	$0.27	$0.23
Diluted	$0.27	$0.23

At September 30, 2007, 1,644,702 warrants, whose exercise price is $1.57 was excluded from the calculation because of their antidilutive nature.

Note 4 - Supplemental disclosure of cash flow information

Interest expense paid amounted to $230,813 and $194,152 for the three months ended September 30, 2007 and 2006, respectively.

Income tax payments paid amounted to $746,168 and $0 for the three months ended September 30, 2007 and 2006, respectively.

Note 5 - Related party transactions

Mr. Guo Wenhua is the Company’s controlling shareholder and chief executive. The following is a summary of the amounts due from and to related parties:

	September 30, 2007 (UNAUDITED)	June 30, 2007
Other payable - related parties
Duoyuan China Water Recycle Technology Industry Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	$77,824	$369,564

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

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party. See Note 9.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

Note 6 - Lines of credit

The lines of credit represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $13,073,200 and $12,887,000 outstanding on these lines of credit as of September 30, 2007 and June 30, 2007, respectively. The loans consisted of the following:

	September 30, 2007	June 30, 2007
	(UNAUDITED)
Loan from Bank of Agriculture, Chongwen branch due
March 14, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$1,334,000	$1,315,000

Loan from Bank of Agriculture, Chongwen branch due
June 29, 2008. Quarterly interest only payment at
6.732% per annum, secured by plant and machinery	2,668,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 12, 2008. Monthly interest only payment at
6.732% per annum, secured by plant and machinery	2,668,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 19, 2008. Monthly interest only payment at
7.227% per annum, secured by plant and machinery	3,735,200	3,682,000

Loan from Bank of Agriculture, Chongwen branch due
July 26, 2008. Quarterly interest only payment at
7.227% per annum, secured by plant and machinery	2,668,000	2,630,000

Totals	$13,073,200	$12,887,000

Total interest expense for the three months ended September 30, 2007 and 2006 amounted to $218,778 and $190,645, respectively.

The loans are secured by plant and machinery with carrying value of $17,064,844 and $16,925,753 as of September 30, 2007 and June 30, 2007, respectively.

Note 7 - Taxes payable

Asian Financial, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the three months ended September 30, 2007. The net operating loss carry forwards for United States income taxes amounted to $3,529,781 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2007 was $1,200,126. Management will review this valuation allowance periodically and make adjustments as warranted.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
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

Taxes payable consisted of the following:

	September 30, 2007 (UNAUDITED)	June 30, 2007
VAT payable	$427,157	$256,175
Income tax payable	620,018	751,081
Others	50,088	71,247
Total taxes payable	$1,097,263	$1,078,503

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2007 and 2006, the Company transferred $665,615 and $420,349 to this reserve which represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
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

Total lease expense for the three months ended September 30, 2007 and 2006 was $49,147 and $35,321, respectively. Total future minimum lease payments at September 30, 2007, are as follows:

Year ended June 30,	Amount
2008	71,996
Thereafter	-

Note 10 - Employee pension

The employee pension in the Company generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $248,920 contributions of employment benefits, including pension in the period ended September 30, 2007. The Company made $139,288 in contributions of employment benefits, including pension in the period ended September 30, 2006.

Note 11 - Shareholders' equity

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

As of June 30, 2006, a total of $2,097,490 of the proceeds was held in the escrow account. After the Company appointed a majority of independent directors, the restricted cash of $2,010,404 was released to the Company on July 18, 2007.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company will be required to pay the investors a monthly liquidated damage equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company is capped at 8% of the total investment amount paid by the investors.

The Company filed its registration statement on March 22, 2007; as of September 30, 2007, the registration statement was still not declared effective. Therefore, the Company expensed $706,476 for liquidated damages during the period. Through September 30, 2007, the Company had accrued 8% of the total investment, totaling $1,883,936, representing the maximum liquidated damages due under the terms of the agreement.

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

Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions will result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. The 4% cap applies only to the penalty for having outstanding related party transaction at December 31, 2006, not to the delay in filing the registration statement. As of September 30, 2007, the Company had accrued $941,968, representing the maximum penalty due under the terms of the agreement.

At the closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, the Company issued to Roth Capital warrants to acquire 1,644,702 (pre-split) shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights, but they are not covered by this Registration Statement. The warrant contains a standard adjustment provisions upon stock dividend, stock split, stock combination, recapitalization and a change of control transaction. The warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)
	Warrants	Warrants	Average	Remaining
	Outsanding	Exercisable	Exercise Price	Contractual Life
Outstanding, June 30, 2007	-	-	-	-
Granted	1,644,702	1,644,702	$1.57	4.50
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, Sept. 30, 2007	1,644,702	1,644,702	$1.57	4.50

On July 17, 2007, the Company effected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarter Report on Form 10-Q for the quarter ended September 30, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarter Report on Form 10-Q for the quarter ended September 30, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarter report on Form 10-Q.

GENERAL OVERVIEW:

Recent Corporate Restructuring and Private Placement of Our Common Stock

We were originally organized under the laws of the State of Nevada on August 10, 1998 to engage in any lawful activity. On July 27, 2005, we merged with Asian Financial, a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. On August 31, 2006, Asian Financial entered into a definitive Equity Transfer Agreement with Duoyuan Investments, a British Virgin Islands company with operating subsidiaries in the People's Republic of China. In accordance with the Equity Transfer Agreement, Asian Financial issued to Duoyuan Investments 47,100,462 shares of its common stock to purchase all of the equity interest of Duoyuan China, the “Equity Transfer”. This equity transfer agreement became effective on October 6, 2006. As a result, Duoyuan China became Asian Financial's wholly-owned subsidiary, and Wenhua Guo, the sole shareholder of Duoyuan Investments, became the controlling shareholder of Asian Financial. Since the inception of Asian Financial and until the Equity Transfer, Asian Financial had not commenced operations and had not generated any revenues, and Asian Financial had no employees other than officers or directors. Upon the closing of the Equity Transfer on October 6, 2006, Asian Financial commenced its present line of business.

 On November 2, 2006, we closed the transactions contemplated by the Securities Purchase Agreement dated October 24, 2006 by and among us and certain unrelated investors, each a “Purchase Agreement”. In accordance with the Purchase Agreements, we issued an aggregate of 16,447,019 shares of our common stock (pre-split) for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”, for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

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

Hunan DuoYuan.  Hunan Duoyuan was established in March 2004, in which Duoyuan China and Langfang Duoyuan have 88% and 12% of the capital interest, respectively.  Hunan Duoyuan was established with the assets acquired by us in a public auction of assets of former Hunan Printing Machinery Co., Ltd. Hunan Printing Machinery Co., Ltd. was formerly a state-owned enterprise founded in 1969.  Hunan Duoyuan was historically one of the three major large-format offset press manufacturers in China and was designated to produce multicolor press.  Duoyuan acquired Hunan Duoyuan to increase the production capacity to meet the market demand for large-format offset presses.  Hunan Duoyuan now is the manufacturing base for large-format offset presses.

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

We have PRC cost advantages that enable us to offer our products at one-half to one-third the price of international models. Our small format presses as well as prepress and postpress solutions are manufactured in our Langfang Duoyuan facility and our large format presses are manufactured in our second facility - Hunan Duoyuan.

RESULTS OF OPERATIONS:

Comparison of the Quarters Ended September 30, 2007 and 2006

Net Revenue. Net Revenues were $22,645,571 for the three months ended September 30, 2007, an increase of $5,109,389, or 29.14%, compared to $17,536,182 for the same period last year. This increase in net revenue was mainly attributed to increases in both the unit price and number of units sold, especially multi-color printing machine item DY474, DYA452 and PZ4660, which are 66% of our total net revenue. The market demand for multicolor presses continued to grow during the three months ended September 30, 2007. Additionally, we kept expanding our sales network for multicolor presses. The combined effect was a higher number of multicolor presses sold. At the same time, we were continuously improving our processing techniques, resulting in improved quality of our parts and components as well as the improved quality of whole printing presses. In addition, we continuously applied our technical developments onto our products, resulting in better performance and enhanced functionalities of our printing presses.

Cost of Sales. Cost of sales was $11,210,255 for the quarter ended September 30, 2007, an increase of $1,441,565, or 14.76%, compared to $9,768,690 for the same period last year. This increase was less than the increase in net revenue. As a percentage of net revenue, the costs of sales for the three months ended September 30, 2007 and 2006 were 49.50% and 55.71%, respectively. The decrease of cost of sales as a percentage of net revenue was mainly attributed to lower labor cost paid due to our skilled employees having improved their efficiency of the production. Also we placed significant numbers of new equipment by the end of fiscal year ended June 30, 2007, which contributed to reduce our labor cost.

Gross Profit. Gross profit was $11,435,316 for the quarter ended September 30, 2007, an increase of $3,667,824, or 47.22%, compared to $7,767,492 for the same period last year. The gross profit as a percent of sales was 50.50% and 44.29% for 2007 and 2006 respectively. This increase in gross profit percentage was the result of increased efficiency of production teams in producing the multi-color printers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $2,973,267 for the quarter ended September 30, 2007, an increase of $272,507, or 10.09%, compared to $2,700,760 for the same period last year.  The increase was mainly due to increased sales and the fact that the increase in these expenses is less than the increased sales is a reflection of the increased efficiency of the Company in its Selling, General and Administrative expenditures. Research and develop expense for the quarter ended September 30, 2007 and 2006 amounted to $163,457 and $183,421, respectivelyl

Income from Operations. Income from operations was $8,298,592 for the quarter ended September 30, 2007, an increase of 69.94%, compared to $4,883,311 in the same prior period last year. This reflects an increase in Gross Profit due to the increased efficiency of the production teams.

Liquidated damage expenses. We recorded $706,476 in liquidated damage expenses in the quarter ended September 30, 2007. We did not have such expenses in the same period last year. On October 25, 2006, the Company entered into a definitive Security Purchase Agreement with unrelated investors, each a “Purchase Agreement”. On November 2, 2006, the transactions contemplated by the Purchase Agreement closed. In accordance with the Purchase Agreements, the Company issued an aggregate of 16,447,019 shares of its common stock (pre split) for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. The financing was conducted through a private placement to accredited investors and was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. In conjunction with the private placement, the Company agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. Failure to file the registration statement results in a monthly cash penalty of 1% of the proceeds with a cap of 8%. As of September 30, 2007, the Company has accrued $2,825,904 for the liquidated damages pursuant to that agreement Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balance due to or from related parties by December 31, 2006. Failure to cease all related party transactions results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. As of September 30, 2007, the Company has accrued $941,968 for the “related party penalty expense” pursuant to that agreement.

Provision for Income Taxes.    Provision for income taxes for the quarters ended September 30, 2007 and 2006 were $615,649 and $420,017, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 7.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $6,754,528 for the quarter ended September 30, 2007, an increase of 60.69%, compared to $4,203,491 in the same period last year. The percentage increase was mainly attributed to the increase in efficiency of the production of the multi-color print machines.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007 and September 30, 2006, we had cash and cash equivalents of $17.28 million and $11.06 million, respectively. As of September 30, 2007, our accounts receivable net of allowance, amounted to $21.8 million and inventories amounted to $21.5 million. Our working capital was approximately $38.6 million and our equity was $66.8 million as of September 30, 2007.

Net cash provided by operating activities. Net cash provided by operating activities for the quarter ended September 30, 2007 totaled $7,538,269, compared to net cash provided by operating activities of $7,223,405 in the same period last year. The operating cash flow increased by only $314,864 as the increase in inventory was offset by the increase in accounts payable.

Net cash used in investing activities. Our main uses of cash for investing activities are payments for the acquisition of plant and equipment. Net cash used in investing activities were $250,941 for the quarter ended September 30, 2007, compared to net cash used in investing activities of $0 in the same period last year.

Net cash provided by financing activities. Net cash provided by financing activities were $2,010,404 for the quarter ended September 30, 2007. The $2,010,404 restricted cash that had been held in escrow until a qualified CFO was found and hired. This being done the funds were released.

As of September 30, 2007, the maturities for the bank loans are as follows:

	September 30,	June 30,
	2007	2007
Loan from Bank of Agriculture, Chongwen branch due
March 14, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$1,334,000	$1,315,000

Loan from Bank of Agriculture, Chongwen branch due
June 29, 2008. Quarterly interest only payment at
6.732% per annum, secured by plant and machinery	2,668,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 12, 2008. Monthly interest only payment at
6.732% per annum, secured by plant and machinery	2,668,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 19, 2008. Monthly interest only payment at
7.227% per annum, secured by plant and machinery	3,735,200	3,682,000

Loan from Bank of Agriculture, Chongwen branch due
July 26, 2008. Quarterly interest only payment at
7.227% per annum, secured by plant and machinery	2,668,000	2,630,000

Totals	$13,073,200	$12,887,000

As shown in the above table, we had $13.07 million and $12.9 million in loans outstanding as of September 30, 2007 and June 30, 2007, respectively.  We plan to either repay the debt as it matures or refinance the debt with other debt.

OFF-BALANCE SHEET ARRANGEMENTS

The Company had not entered into any off-balance sheet arrangements.

 COMMITMENTS AND CONTINGENCIES

The contractual commitments presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of September 30, 2007. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Obligations	Total	Less than 1 Year

Operating Lease Obligations 1	35,998	35,998

Duoyuan China has a five years office lease agreement with Duoyuan Water Environment (China). This agreement will expire in December 2007. The remaining rent commitment is $35,998. We expect to renew our office lease agreement on the same terms.

We plan to finance our contractual obligations with cash from operations and from the recent fund raised.

OTHER EVENTS

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

Interest Rate Risk

We have $13,073,200 lines of credit which is subject to interest rate change risk as of September 30, 2007.

Item 4. Controls and Procedures.

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

Risks Related to Our Business and Industry

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

We will be subject to reporting obligations under the U.S. securities laws. The Securities and Exchange Commission (“SEC”), as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), adopted rules requiring every public company to include a management report on such company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. In addition, an independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2007. Our management may conclude that our internal controls over our financial reporting are not effective. Moreover, even if our management concludes that our internal controls over financial reporting are effective, our independent registered public accounting firm may still decline to attest to our management’s assessment or may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated, or reviewed, or if it interprets the relevant requirements differently from us. Our reporting obligations as a public company will place a significant strain on our management, operational, and financial resources and systems for the foreseeable future. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent fraud. As a result, our failure to achieve and maintain effective internal controls over financial reporting could result in the loss of investor confidence in the reliability of our financial statements, which in turn could harm our business and negatively impact the trading price of our stock. Furthermore, we anticipate that we will incur considerable costs and use significant management time and other resources in an effort to comply with Section 404 and other requirements of the Sarbanes-Oxley Act.

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

We have experienced significant growth in the scope and complexity of our business. Net sales have grown from approximately $5 million in fiscal 2003 to approximately $12.9 million in fiscal 2004 to approximately $26.5 million in fiscal 2005, to approximately $43.7 million in fiscal 2006 and to approximately $68.4 million in fiscal 2007. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

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

Shares

Name	Shares	Date
Investors under the Securities	16,447,019 (pre split)	November 2, 2006
Purchase Agreement described
below

Options and Warrants

Options

None

Warrants

Name	Shares	Date
Roth Capital Partners, LLC	1,644,702 (pre split)	November 2, 2006

On October 24, 2006, the Company entered into a Securities Purchase Agreement with unrelated investors pursuant to which the Company issued an aggregate of 16,447,019 shares of its restricted common stock (pre split) on November 2, 2006 for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. The financing was conducted through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. The securities sold pursuant to the Purchase Agreement have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The disclosure in the current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

At the closing, as part of the compensation to our placement agent, Roth Capital Partners, LLC, we issued to Roth Capital warrants to acquire 1,644,702 shares of common stock (pre split), exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years and will permit cashless or net exercise at all times. The shares of common stock issuable upon the exercise of the warrants will be included in the resale registration statement described above.

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

10.12	Registration Rights Agreement dated October 24, 2006 among the Registrant and the investors (incorporated by reference from the current report on Form 8-K filed on October 25, 2006).

10.13	Securities Purchase Agreement dated October 24, 2006 among the Registrant and the investors (incorporated by reference from the current report on Form 8-K filed on October 25, 2006).

21.1	List of Subsidiaries

31.1	Rule 13a-14(a) Certification by the Chief Executive Officer

31.2	Rule 13a-14(a) Certification by the Chief Financial Officer

32.1	Section 1350 Certification by the Chief Executive Officer

32.2	Section 1350 Certification by the Chief Financial Officer

A list of exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASIAN FINANCIAL, INC. (Registrant)

Date: November 14, 2007	By:	/s/ WENHUA GUO
Wenhua Guo,
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ GENE MICHAEL BENNETT
Gene Michael Bennett,
Chief Financial Officer