Form 10-Q
period 2007-12-31
ASIAN FINANCIAL INC
filed 2008-02-14
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

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

Yes ☐  No ☒

As of December 31, 2007, the Company had 25,000,050 shares of common stock, par value $0.001 per share, issued and outstanding.

ASIAN FINANCIAL, INC.

ASIAN FINANCIAL INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2007 AND JUNE 30, 2007

	December 31,	June 30,
	2007	2007
	(UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash	$17,661,328	$7,816,361
Restricted cash	-	2,097,490
Accounts receivable, net of allowance of $519,883 and $498,648 as of December 31, 2007 and June 30, 2007, respectively	24,131,001	21,170,423
Inventories	22,870,730	20,074,605
Other receivables	26,453	68,160
Other assets	-	40,331
Total current assets	64,689,512	51,267,370

PLANT AND EQUIPMENT, net	26,566,820	25,332,554

OTHER ASSETS:
Intangible assets, net	3,814,073	3,679,941
Advances on equipment purchases	3,920,931	-
Total other assets	7,735,004	3,679,941

Total assets	$98,991,336	$80,279,865

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$13,435,800	$12,887,000
Accounts payable	1,829,007	2,572,061
Accrued liabilities	1,084,329	1,107,591
Other payables	196,808	198,000
Other payables - related parties	-	369,564
Taxes payable	1,229,120	1,078,503
Liquidated damages payable	2,825,904	2,119,428
Total liabilities	20,600,968	20,332,147

MINORITY INTEREST	1,058,272	800,766

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2007 and June 30, 2007	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 25,000,050 shares issued and outstanding at December 31, 2007 and June 30, 2007	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	3,282,601	3,282,601
Retained earnings	41,514,047	26,316,141
Accumulated other comprehensive income	5,247,408	2,260,170
Total shareholders' equity	77,332,096	59,146,952
Total liabilities and shareholders' equity	$98,991,336	$80,279,865

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	Three months ended		Six months ended
	December 31		December 31
	2007	2006	2007	2006
REVENUES	$26,438,413	$21,421,801	$49,083,984	$38,957,983

COST OF SALES	12,190,669	11,675,082	23,400,924	21,443,772

GROSS PROFIT	14,247,744	9,746,719	25,683,060	17,514,211

RESEARCH AND DEVELOPMENT	170,148	544,868	333,605	725,934

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,629,150	2,405,034	7,602,417	5,320,342

INCOME FROM OPERATIONS	9,448,446	6,796,817	17,747,038	11,467,935

LIQUIDATED DAMAGE EXPENSES	-	-	706,476	-

OTHER EXPENSE, net	264,528	335,385	392,925	335,385

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	9,183,918	6,461,432	16,647,637	11,132,550

MINORITY INTEREST	152,744	102,724	246,286	174,592

INCOME BEFORE PROVISION FOR INCOME TAXES	9,031,174	6,358,708	16,401,351	10,957,958

PROVISION FOR INCOME TAXES	587,796	519,461	1,203,445	939,478

NET INCOME	8,443,378	5,839,247	15,197,906	10,018,480

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	2,079,488	81,329	2,987,238	691,254

COMPREHENSIVE INCOME	$10,522,866	$5,920,576	$18,185,144	$10,709,734

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	23,364,686	25,000,050	20,715,115

BASIC AND DILUTED EARNING PER SHARE	$0.34	$0.25	$0.61	$0.48

The accompanying notes are an integral part of these consolidated statements.

 ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
	Common Stock			Retained Earnings		Accumulated Other
	Number of Shares	Amount	Additional Paid in Capital	Statutory Reserves	Unrestricted	Comprehensive Income	Total
BALANCE, July 1, 2006	17,562,388	$17,562	$5,992,339	$1,871,198	$13,748,397	$425,857	$22,055,353

Shares due to reorganization on August 31, 2006	1,305,048	1,305	(1,305)				-
Net income					10,018,480		10,018,480
Shares issued for cash, $1.43 per share	6,132,614	6,133	21,272,006				21,278,139
Foreign currency translation adjustments						691,254	691,254
BALANCE, December 31, 2006, unaudited	25,000,050	$25,000	$27,263,040	$1,871,198	$23,766,877	$1,117,111	$54,043,226

Net income					3,960,667		3,960,667
Adjustment to statutory reserves				1,411,403	(1,411,403)		-
Foreign currency translation adjustments						1,143,059	1,143,059
BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952

Net income					15,197,906		15,197,906
Foreign currency translation adjustments						2,987,238	2,987,238
BALANCE, December 31, 2007, unaudited	25,000,050	$25,000	$27,263,040	$3,282,601	$41,514,047	$5,247,408	$77,332,096

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,197,906	$10,018,480
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Minority interest	246,286	174,592
Depreciation	1,042,717	343,370
Amortization	36,527	34,589
Liquidated damage penalties	706,476	-
Change in operating assets and liabilities
Accounts receivable	(2,006,309)	(4,357,135)
Inventories	(1,891,537)	2,183,572
Other receivables	43,468	(567,745)
Other receivables - related parties	-	(2,481,626)
Advances on inventory purchases	-	2,112,148
Other assets	40,972	(31,807)
Accounts payable	(830,761)	(7,583,306)
Customer deposits	-	(19,026)
Other payables	(9,378)	(254,042)
Other payables - related parties	(375,438)	(518,568)
Accrued liabilities	(66,345)	(483,619)
Taxes payable	102,007	223,682
Net cash provided by (used in) operating activities	12,236,591	(1,206,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,122)	(1,193,320)
Prepayment for equipment	(3,846,398)	-
Payments for construction in progress	(1,193,079)	-
Net cash used in investing activities	(5,040,599)	(1,193,320)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	13,091,820	-
Payments for lines of credit	(13,091,820)	-
Proceeds from private placement	-	17,473,244
Restricted cash	2,097,490	-
Net cash provided by financing activities	2,097,490	17,473,244

EFFECT OF EXCHANGE RATE CHANGES ON CASH	551,485	100,330

INCREASE IN CASH	9,844,967	15,173,813

CASH, beginning of period	7,816,361	3,739,711

CASH, end of period	$17,661,328	$18,913,524

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 1 – Organization background and principal activities

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

On August 31, 2006, Asian Financial entered into a definitive Equity Transfer Agreement with Duoyuan BVI to acquire the “Duoyuan Interest” in exchange for 47,100,462 new (pre-split) shares of common stock in Asian Financial. Prior to the acquisition, Asian Financial had 3,500,000 (pre-split) shares of outstanding common stock. Accordingly, at the closing, there were 50,600,462 (pre-split) shares outstanding. The Equity Transfer Agreement became effective October 6, 2006. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Duoyuan BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to October 6, 2006 are those of Duoyuan BVI, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. As a result of the equity transfer, Duoyuan China became Asian Financial’s wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan BVI, became our controlling shareholder.

Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan BVI. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital $6,000,000. Duoyuan China has increased its registered capital to $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors, see Note 11. On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of December 31, 2007, Duoyuan China received $25,000,000 registered capital. As of December 31, 2007, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and manufactures digital printing products. Langfang Duoyuan was originally called Langfang Duoyuan Digital Printing Technology Co., Ltd. when Beijing Huiyuan Duoyuan Research Institute Co., Ltd. (“Huiyuan Institute”) owned 95% and Beijing Yinlu Advertising Co., Ltd. (Yinlu) owned 5%. On March 21, 2002, Yinlu transferred its 5% ownership to Duoyuan China. On October 16, 2005, Huiyuan Institute transferred 90% of the equity of Langfang Duoyuan to Duoyuan China whereby Duoyuan China holds 95% of the equity of Langfang Duoyuan while Huiyuan Institute remains the holder of 5% of the Langfang Duoyuan equity. The consolidated financial statements have been presented as if the acquisition of the subsidiary occurred at the beginning of 2003 due to common management and ownership. As of December 31, 2007 Langfang Duoyuan owns 12.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China and manufactures printing equipment. Hunan Duoyuan established on March 10, 2006, is owned 88% by Duoyuan China and 12% by Langfang Duoyuan. The business license expires March 2034.

Note 2 – Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (“the Company”) reflect activities of Asian Financial Inc., Duoyuan China – 100%, Langfang Duoyuan – 95.0%, and Hunan Duoyuan – 100%.

Basis of presentation

The fiscal year end of the Company is June 30. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying balance sheet, and related interim statements of income, stockholders’ equity and cash flows include all adjustments, consisting only of normal recurring items. All material inter-company transactions and balances have been eliminated in the consolidation.

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

Translation adjustments amounted to $5,247,408 and $2,260,170 as of December 31, 2007 and June 30, 2007, respectively. Asset and liability accounts at December 31, 2007, were translated at 7.29 RMB to $1.00 USD as compared to 7.60 RMB at June 30, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended December 31, 2007 and 2006 were 7.48 RMB and 7.91 RMB, respectively.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transaction are included in the results of operation, no material transaction gains or losses for the six months ended December 31, 2007 and 2006, respectively.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Distributors are all not granted sales returns. Our distributors are all equipped to install our products. We are not contractually obligated to perform any installation services. As a result, our revenue recognition is not impacted.

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $488,236 and $727,515, respectively, for the six months ended December 31, 2007 and 2006, and $290,921 and $307,355 for the three months ended December 31, 2007 and 2006.

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

The land use rights consisted of the following:

	December 31, 2007 (UNAUDITED)	June 30, 2007
Intangible - land use right	$4,171,843	$4,001,439
Less accumulated amortization	(357,770)	(321,498)
Totals	$3,814,073	$3,679,941

Total amortization expense for the six months ended December 31, 2007 and 2006 amounted to $36,527 and $34,589, respectively. Total amortization expense for the three months ended December 31, 2007 and 2006 amounted to $16,374 and $17,748, respectively.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
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

Plant and equipment consist of the following:

	December 31, 2007 (UNAUDITED)	June 30, 2007
Buildings	$12,369,884	$8,201,747
Office equipment	835,052	797,941
Motor vehicles	305,466	292,989
Plant and machinery	15,685,413	18,709,322
Construction in progress	1,224,426
Total	30,420,241	28,001,999
Less: accumulated depreciation	(3,853,421)	(2,669,445)
Plant and equipment, net	$26,566,820	$25,332,554

The depreciation expense for the six months ended December 31, 2007 and 2006 amounted to $1,042,717 and $343,370, respectively. The depreciation expense for the three months ended December 31, 2007 and 2006 amounted to $528,617 and $122,526, respectively.

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2007, the Company expects these assets to be fully recoverable.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at December 31, 2007 and June 30, 2007 amounted to $17,347,883 and $7,764,148, respectively of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended December 31, 2007 and June 30, 2007, five suppliers accounted for approximately 30% and 69%, respectively, of the Company's purchases. These five suppliers represent 36% and 41% of the Company's total accounts payable as of December 31, 2007 and June 30, 2007.

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

Restricted cash

Restricted cash represents cash held in escrow in connection with the November 2006 private placement. As of December 31, 2007 and June 30, 2007, total of $0 and $2,097,490, respectively, was held in escrow.

Inventories

Inventories are recorded at the lower of cost or market, using the weighted average method and consist of the following:

	December 31, 2007 (UNAUDITED)	June 30, 2007
Raw materials	$5,657,465	$5,118,566
Work in process	12,797,492	9,265,459
Finished goods	4,415,773	5,690,580
Totals	$22,870,730	$20,074,605

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of December 31, 2007 and June 30, 2007, the Company determined that no reserves were necessary.

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

Accounts receivable, trade net of allowance for doubtful accounts outstanding at December 31, 2007 and June 30, 2007 amounted to $24,131,001 and $21,170,423, respectively. Management monitors accounts receivable aging and customer operating to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged over nine months that have not been collected. As of December 31, 2007 and June 30, 2007, allowances for doubtful accounts were $519,883 and $498,648, respectively.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

The following represents the changes of allowance for doubtful accounts:

	December 31, 2007 (UNAUDITED)	June 30, 2007
Balance, beginning of period	$498,648	$159,725
Additional reserves	-	452,617
Recovery of amounts previously reserved	-	(113,694)
Foreign currency translation adjustments	21,235	-
Balance, end of period	$519,883	$498,648

Income taxes

The Company adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109) that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since the Company had no operations within the United States there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2007 and June 30, 2007.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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
DECEMBER 31, 2007
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

During the six months ended December 31, 2007 and 2006 the provision for income taxes amounted to $1,203,445 and $939,478 respectively. The estimated tax savings due to this tax exemption for the six months ended December 31, 2007 and 2006 amounted to $4,565,928 and $2,731,380, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.61 to $0.43 and $0.48 to $0.35 for the six months ended December 31, 2007 and 2006, respectively, and from $0.34 to $0.24 and $0.25 to $0.22 for the three months ended December 31, 2007 and 2006, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months and three months ended December 31, 2007 and 2006:

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

VAT on sales and VAT on purchases amounted to $15,106,046 and $10,437,053 for the six months ended December 31, 2007 and $6,748,028 and $3,061,749 for the six months ended December 31, 2006, respectively. VAT on sales and VAT on purchases amounted to $8,362,193 and $5,772,911 for the three months ended December 31, 2007 and $3,660,692 and $2,003,638 for the three months ended December 31, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $715,294 and $696,365 for the six months ended December 31, 2007 and 2006, respectively, and $328,630 and $310,771 for the three moths ended December 31, 2007 and 2006, respectively.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Earnings per share

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

The following is a reconciliation of the basic and diluted earnings per share computation for the six months ended December 31, 2007 and 2006:

	2007	2006
	(Unaudited)	(Unaudited)
For the six months ended December 31, 2007 and 2006
Net income for earnings per share	$15,197,906	$10,018,480

Weighted average shares used in basic computation	25,000,050	20,715,115
Weighted average shares used in diluted computation	25,000,050	20,715,115

Earnings per share:
Basic	$0.61	$0.48
Diluted	$0.61	$0.48

For the three months ended Decmeber 31, 2007 and 2006
Net income for basic and diluted earnings per share	$8,443,378	$5,839,247

Weighted average shares used in basic computation	25,000,050	23,364,686
Weighted average shares used in diluted computation	25,000,050	23,364,686

Earnings per share:
Basic	$0.34	$0.25
Diluted	$0.34	$0.25

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

For the six months ended December 31, 2007 and 2006, 1,644,702 warrants, whose exercise price is $1.57 was excluded from the calculation because of their antidilutive nature.

Note 4 - Supplemental disclosure of cash flow information

Interest expense paid amounted to $472,206 and $360,824 for the six months ended December 31, 2007 and 2006, respectively.

Income tax payments paid amounted to $1,409,521 and $698,373 for the six months ended December 31, 2007 and 2006, respectively.

Note 5 – Related party transactions

Mr. Guo Wenhua is the Company’s controlling shareholder and chief executive. The following is a summary of the amounts due from and to related parties:

Other payable - related parties	December 31, 2007 (UNAUDITED)	June 30, 2007
Duoyuan China Water Recycle Technology Industry Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	$-	$369,564

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

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party. See Note 9.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 6 – Lines of credit

The lines of credit represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $13,435,800 and $12,887,000 outstanding on these lines of credit as of December 31, 2007 and June 30, 2007, respectively. The loans consisted of the following:

	December 31,	June 30,
	2007	2007
	(UNAUDITED)
Loan from Bank of Agriculture, Chongwen branch due March 14, 2008. Quarterly interest only payment at 6.138% per annum, secured by plant and machinery	$1,371,000	$1,315,000

Loan from Bank of Agriculture, Chongwen branch due June 29, 2008. Quarterly interest only payment at 6.732% per annum, secured by plant and machinery	2,742,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due July 12, 2008. Monthly interest only payment at 6.732% per annum, secured by plant and machinery	2,742,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due July 19, 2008. Monthly interest only payment at 7.227% per annum, secured by plant and machinery	3,838,800	3,682,000

Loan from Bank of Agriculture, Chongwen branch due July 26, 2008. Quarterly interest only payment at 7.227% per annum, secured by plant and machinery	2,742,000	2,630,000

Totals	$13,435,800	$12,887,000

Total interest expense for the six months ended December 31, 2007 and 2006 amounted to $425,041 and $360,824, respectively. Total interest expense for the three months ended December 31, 2007 and 2006 amounted to $206,263 and $170,179, respectively.

The loans are secured by plant and machinery with carrying value of $17,064,844 and $16,925,753 as of December 31, 2007 and June 30, 2007, respectively.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 7 – Taxes payable

Asian Financial, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the six months ended December 31, 2007. The net operating loss carry forwards for United States income taxes amounted to $4,358,488 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilize, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2007 was $1,481,872. Management will review this valuation allowance periodically and make adjustments as warranted.

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

Taxes payable consisted of the following:

	December 31, 2007 (UNAUDITED)	June 30, 2007
VAT payable	$548,189	$256,175
Income tax payable	597,850	751,081
Others	83,081	71,247
Total taxes payable	$1,229,120	$1,078,503

Note 8 – Reserves and dividends

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the six months ended December 31, 2007 and 2006, the Company did not to this reserve. The reserve represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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

Total lease expense for the six months ended December 31, 2007 and 2006 was $139,002 and $68,000, respectively. Total lease expense for the three months ended December 31, 2007 and 2006 was $89,855 and $32,679, respectively. Total future minimum lease payments at December 31, 2007, are as follows:

Year ended June 30,	Amount
2008	$77,060
Thereafter	77,060

Note 10 – Employee pension

The employee pension in the Company generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $1,048,102 contributions of employment benefits, including pension in the period ended December 31, 2007. The Company made $419,893 in contributions of employment benefits, including pension in the period ended December 31, 2006.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

Note 11 – Shareholders' equity

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

The Company filed its registration statement on March 22, 2007; as of December 31, 2007, the registration statement was still not declared effective. Therefore, the Company expensed $706,476 for liquidated damages during the period. Through December 31, 2007, the Company had accrued 8% of the total investment, totaling $1,883,936, representing the maximum liquidated damages due under the terms of the agreement.

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

Additionally, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions will result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. The 4% cap applies only to the penalty for having outstanding related party transaction at December 31, 2006, not to the delay in filing the registration statement. As of December 31, 2007, the Company had accrued $941,968, representing the maximum penalty due under the terms of the agreement.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outsanding	Exercisable	Price	Contractual Life
Outstanding, June 30, 2007	-	-	-	-

Granted	1,644,702	1,644,702	$1.57	4.25
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, December 31, 2007	1,644,702	1,644,702	$1.57	4.25

On July 17, 2007, the Company effected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarter Report on Form 10-Q for the quarter ended December 31, 2007 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarter Report on Form 10-Q for the quarter ended December 31, 2007 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarter report on Form 10-Q.

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

 On November 2, 2006, we closed the transactions contemplated by the Securities Purchase Agreement dated October 24, 2006 by and among us and certain unrelated investors, each a “Purchase Agreement”. In accordance with the Purchase Agreements, we issued an aggregate of 16,447,019 (equivalent to 6,132,601 post-split shares) shares of our common stock (pre-split) for a per share purchase price of approximately $1.43 ($3.84 post-split) or an aggregate purchase price of $23,549,200. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”, for issuances not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

Business Overview

We design, manufacture, sell and distribute printing equipment used in all three stages of the offset printing process: (i) prepress, with the manufacture of a printing plate as the end result; (ii) press, which involves the transfer of an image by applying pressure to an inked surface resting upon a media, the areas which print absorb ink while all other areas repel ink, and (iii) post-press, which is peripheral equipment used to cut, fold, bind and collate printed materials. We produce single color and multi-color presses which are available in both small format and large format. Our principal operating subsidiary is headquartered in Beijing, China.

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

We have an integrated marketing, sales and service team of over 200 employees covering seven regional markets in China. We believe we have one of the largest distribution and service networks in China consisting of 106 sales agents in over 80 cities in China. We offer trade shows, exhibitions, seminars and training programs. In addition, we offer pre-sale services including consulting clients on budgeted best-fit solution based on print work type and size, as well as post-sales standard one-year warranty and replacement parts distributed locally to assure minimal downtime for our customers.

We believe over 20,000 companies in China currently use our products, or approximately 15% of the total offset press market. We are ranked as one of the top three printing equipment providers in China, in terms of sales revenue, by the PEIAC. From 2001 to 2006, the total output of the printing industry grew at CAGR of 12% per annum, according to PEIAC. We believe we are well positioned to benefit from the rapid growth of the printing industry and correlated expenditures on printing equipment in China.

We believe our design and development of offset printing equipment in China distinguishes us from our major domestic competitors. Our research and development centers are located in the Hunan and Hebei provinces and employ over 200 engineers who are focused on launching of new products with improved quality and functionality. We currently have 4 patents and 30 technology awards, with an additional four patents pending in China. We have used our research and development capabilities to develop cost advantages allowing us to offer products many times at one-quarter to one-third the price of our international competitors.

RESULTS OF OPERATIONS:

THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006:

Net Revenue. Net Revenues were $ 26,438,413 for the three months ended December 31, 2007, an increase of $5,016,612, or 23.42%, compared to $21,421,801 for the same period last year. This increase in net revenue was mainly attributed to increases in both the unit price and number of units sold, especially multi-color printing machine item DY474, DYA452 and PZ4660, which are 54% of our total net revenue. The market demand for multicolor presses continued to grow during the three months ended December 31, 2007. During the quarter ended December 31, 2007, we eliminated 9 product types and launched 4 new product types during the period. We do not typically raise the prices of existing products but rather offer new products at higher prices than existing products, which has the effect of pushing up the total average prices of our products.  At the same time, we continued to shift our strategic focus in development from single color presses that are offered at lower prices to multi-color presses that achieve a much higher price, as well as from small format to large format. The combined effect was a higher number of multicolor presses sold.

Cost of Sales. Cost of sales was $12,190,669 for the quarter ended December 31, 2007, an increase of $515,587, or 4.42%, compared to $11,675,082 for the same period last year. This increase was less than the increase in net revenue. As a percentage of net revenue, the costs of sales for the three months ended December 31, 2007 and 2006 were 46.1% and 54.5%, respectively. The decrease of cost of sales as a percentage of net revenue was mainly attributed to lower labor cost paid due to our skilled employees having improved their efficiency of the production. We also placed in service a significant number of new production equipment by the end of fiscal year ended June 30, 2007, which contributed to reduce our labor cost.

Gross Profit. Gross profit was $14,247,744 for the quarter ended December 31, 2007, an increase of $4,501,025, or 46.18%, compared to $9,746,719 for the same period last year. The gross profit as a percent of sales was 53.9% and 45.5% for 2007 and 2006 respectively. This increase in gross profit percentage was the result of higher prices coupled with increased efficiencies of our production teams. New printer manufacturing equipment purchased during 2006 is now online which allows us to automate more of the production process. Our workers are now more experienced at producing multi-color machines and as a result the skill levels have increased. These two factors, in addition to our overall improvements in our manufacturing techniques, have resulted in improved manufacturing efficiencies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $4,629,150 for the quarter ended December 31, 2007, an increase of $2,224,116, or 92.48%, compared to $2,405,034 for the same period last year.  The increase was mainly due to increased sales.

Research and Development Expense. Research and develop expense for the quarter ended December 31, 2007 and 2006 amounted to $170,148 and $544,868, respectively.

Income from Operations. Income from operations was $9,448,446 for the quarter ended December 31, 2007, an increase of $2,651,629 or 39.0%, compared to $6,796,817 in the same prior period last year. This reflects an increase in Gross Profit due to increases in revenue and increased production efficiency.

Liquidated damage expenses. We recorded $0 in liquidated damage expenses in the quarter ended December 31, 2007. We did not have such expenses in the same period last year. On October 25, 2006, we entered into a definitive Securities Purchase Agreement, or the Purchase Agreement, whereby we sold approximately $23 million shares of our stock in a private placement and agreed to register the resale of those shares with the SEC within 90 days of the closing pursuant to the Registration Rights Agreement. Failure to file the registration statement resulted in a monthly cash penalty of 1% of the proceeds with a cap of 8% pursuant to Section 2(e) of the Registration Rights Agreement. As of December 31, 2007, the Company had accrued $2,825,904 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. The Company settled the liquidated damage penalties by issuing warrants and making cash payments to its investors in January and February 2008.

Related Party Expense. In connection with the private placement, under Section 4.11 of the abovementioned Purchase Agreement, we agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to cease all related party transactions results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. We began accruing costs associated with this penalty in January 2007. As of December 31, 2007, we accrued $941,968 for the “related party penalty expense” pursuant to that agreement.  This amount has been included as liquidated damage expenses on the income statement in accordance with EITF 00-19-2. We have since settled the related party penalty by issuing warrants and cash payments to its investors in January and February 2008, although we still have certain related party transactions. See Notes 5 and 9 to our financial statements.

Provision for Income Taxes.  Provision for income taxes for the quarters ended December 31, 2007 and 2006 were $587,796 and $519,461, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 7.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $8,443,378 for the quarter ended December 31, 2007, an increase of 2,604,131, or 44.6%, compared to $5,839,247 in the same period last year. The percentage increase was mainly attributed to the increase in revenues and an increase in production efficiencies.

SIX MONTHS ENDED DECEMBER 31, 2007 AND 2006:

Net Revenue. Net Revenues were $49,083,984 for the six months ended December 31, 2007, an increase of $10,126,001, or 26.0%, compared to $38,957,983 for the same period last year. This increase in net revenue was mainly attributed to increases in both the unit price and number of units sold, especially multi-color printing machine item DY474, DYA452 and PZ4660, which are 66% of our total net revenue. The market demand for multicolor presses continued to grow during the six months ended December 31, 2007. Additionally, we kept expanding our sales network for multicolor presses. The combined effect was a higher number of multicolor presses sold. At the same time, we were continuously improving our processing techniques, resulting in improved quality of our parts and components as well as the improved quality of whole printing presses. In addition, we continuously applied our technical developments onto our products, resulting in better performance and enhanced functionalities of our printing presses.

Cost of Sales. Cost of sales was $23,400,924 for the six months ended December 31, 2007, an increase of $1,957,152, or 9.13%, compared to $ 21,443,772 for the same period last year. This increase was less than the increase in net revenue. As a percentage of net revenue, the costs of sales for the six months ended December 31, 2007 and 2006 were 47.7% and 55.0%, respectively. The decrease of cost of sales as a percentage of net revenue was mainly attributed to lower labor cost paid due to our skilled employees having improved their efficiency in production. We also placed into service significant numbers of new production equipment by the end of fiscal year ended June 30, 2007, which contributed to reduce our labor cost.

Gross Profit. Gross profit was $25,683,060 for the six months ended December 31, 2007, an increase of $8,168,849, or 46.6%, compared to $17,514,211 for the same period last year. The gross profit as a percent of sales was 52.3% and 45.0% for 2007 and 2006 respectively. This increase in gross profit percentage was the result of increased sales prices and increased efficiency in our production teams in producing the multi-color printers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $7,602,417 for the six months ended December 31, 2007, an increase of $2,282,075, or 42.9%, compared to $5,320,342 for the same period last year.  The increase was mainly due to increased sales.

Research and Development Expense. Research and develop expense for the six months ended December 31, 2007 and 2006 amounted to $333,605 and $725,934, respectively.

Income from Operations. Income from operations was $17,747,038 for the six months ended December 31, 2007, an increase of 6,279,103 or_54.8%, compared to $11,467,935 in the same prior period last year. This reflects an increase in Gross Profit due to an increase in sales prices and the increased efficiency of our production teams.

Liquidated damage expenses. We recorded $706,476 in liquidated damage expenses in the six months ended December 31, 2007. We did not have such expenses in the same period last year.  On October 25, 2006, we entered into a definitive Securities Purchase Agreement, or the Purchase Agreement, whereby we sold approximately $23 million shares of our stock in a private placement and agreed to register the resale of those shares with the SEC within 90 days of the closing pursuant to the Registration Rights Agreement. Failure to file the registration statement resulted in a monthly cash penalty of 1% of the proceeds with a cap of 8% pursuant to Section 2(e) of the Registration Rights Agreement. As of December 31, 2007, the Company had accrued $2,823,904 for the liquidated damages pursuant to that agreement. This amount has been included in liquidated damage expenses on the income statement in accordance with EITF 00-19-2. The Company has since settled the liquidated damage expenses by issuing warrants and making cash payments to its investors in January and February 2008.

Related Party Expense. In connection with the private placement, under Section 4.11 of the abovementioned Purchase Agreement, we agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to cease all related party transactions results in a monthly cash penalty of 1% of the proceeds with a cap of 4%. We began accruing costs associated with this penalty in January 2007. As of December 31, 2007, we accrued $941,968 for the “related party penalty expense” pursuant to that agreement. This amount has been included as liquidated damage expenses on the income statement in accordance with EITF 00-19-2. We have since settled the related party penalty by issuing warrants and making cash payments to its investors in January and February 2008.

Provision for Income Taxes.  Provision for income taxes for the six months ended December 31, 2007 and 2006 were $1,203,445 and $ 939,478, respectively. Duoyuan China started to pay income tax since January 1, 2006. The current income tax rate for Duoyuan China is 7.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 33% under the prevailing tax rule.

Net Income. Net income was $15,197,906 for the six months ended December 31, 2007, an increase of 5,179,426, or 51.7%, compared to $10,018,480 in the same period last year. The percentage increase was mainly attributed to the increase in sales price and improved production efficiencies of the multi-color print machines.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007 and June 30, 2007, we had cash and cash equivalents of $17.7 million and $7.8 million, respectively. As of December 31, 2007, our accounts receivable net of allowance, amounted to $24.1 million and inventories amounted to $22.9 million. Our working capital was approximately $44.1 million and our equity was $77.3 million as of December 31, 2007.

Net cash provided by operating activities. Net cash provided by operating activities for the six months ended December 31, 2007 totaled $12,236,591, compared to net cash used by operating activities of $1,206,441 in the same period last year. The operating cash flow increased by $13,443,032. During the six months ending December 31, 2006 the company used a portion of its private placement proceeds to reduced its account payables by $7,583,306. During the six months ending December 31, 2007 account payables was only reduced by $830,716. In addition, for the six months ended December 31, 2007 compared to the same period last year we increased revenue by $10,126,001 and net income by $5,179,426, respectively, which added to our cash provided by operating activities.

Net cash used in investing activities. Our main uses of cash for investing activities are prepayments for equipment purchases and payments for construction in progress. Net cash used in investing activities was $5,040,599 for the six months ended December 31, 2007, compared to net cash used in investing activities of $1,193,320 in the same period last year. Management believes that the growing Chinese economy will lead to a demand in not only print media but also a growth in logistics. After researching China’s logistics growth and opportunities we decided to enter the corrugated packing machine business. We identified and acquired the latest technology which will allow us to make higher quality packing machines with lower cost and higher efficiency. The packing machine plant is currently under construction. During the three month period ended December 31, 2007 the company incurred plant design fees, building permit fees and other related cost. In addition, the company made prepayments to purchase the latest most advanced corrugated packing machine technology.

Net cash provided by financing activities. Net cash provided by financing activities were $2,097,490 for the six months ended December 31, 2007, compared to net cash provided by financing activities of $17,473,244 in the same period last year which were mainly due to the private placement in 2006. The company did not engage in any private placement activities during the six months ended December 31, 2007.

As of December 31, 2007, the maturities for the bank loans are as follows:

	December 31,	June 30,
	2007	2007
Loan from Bank of Agriculture, Chongwen branch due
March 14, 2008. Quarterly interest only payment at
6.138% per annum, secured by plant and machinery	$1,371,000	$1,315,000

Loan from Bank of Agriculture, Chongwen branch due
June 29, 2008. Quarterly interest only payment at
6.732% per annum, secured by plant and machinery	2,742,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 12, 2008. Monthly interest only payment at
6.732% per annum, secured by plant and machinery	2,742,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 19, 2008. Monthly interest only payment at
7.227% per annum, secured by plant and machinery	3,838,800	3,682,000

Loan from Bank of Agriculture, Chongwen branch due
July 26, 2008. Quarterly interest only payment at
7.227% per annum, secured by plant and machinery	2,742,000	2,630,000

Totals	$13,435,800	$12,887,000

As shown in the above table, we had $13.4 million and $12.9 million in loans outstanding as of December 31, 2007 and June 30, 2007, respectively.  We plan to either repay the debt as it matures or refinance the debt with other debt.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The contractual commitments presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2007. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations	$154,121	$154,121	—	—	—

Duoyuan China had a five year office lease agreement with Duoyuan Water Environment (China). This agreement expired in December 2007. We renewed our office lease agreement on December 25, 2007 for a one year term. The future minimum rent commitment is $154,121.

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

Effective December 20, 2007, Mr. Gene Michael Bennett resigned as Chief Financial Officer. Effective the same day, Ms. Baiyun Sun reassumed the position of Interim Chief Financial Officer.

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

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi as of December 31, 2007 rose to 7.3046 against the dollar, amounting to a 6.46% appreciation of the Renminbi as compared to 7.8087 at December 31, 2006. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, below.

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

Interest Rate Risk

We have $13,435,800 outstanding on our bank lines of credit which is subject to interest rate change risk as of December 31, 2007.

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

Not applicable.

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

ITEM 1A. Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in “Item 2.01. Risk Factors” in the Current Report on Form 8-K filed with the SEC on October 13, 2006, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Current Report on Form 8-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The risk factor section below has been updated in connection with this Form 10-Q filing.

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

Risks Related to Our Business and Industry

We conduct substantially all of our operations through our subsidiaries, and our performance will consequently depend upon the performance of our subsidiaries.

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

Because virtually all of our assets are held by our operating subsidiaries, the claims of our shareholders will be structurally and legally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of a bankruptcy, liquidation or reorganization of the Company, our assets and those of our subsidiaries will be available to satisfy the claims of our shareholders only after all of Duoyuan China and its subsidiaries’ liabilities and obligations have been paid in full. If Duoyuan China and its subsidiaries fail to meet such liabilities and obligations in full, the claims of our shareholders will be adversely affected.

The market for offset presses is very competitive and if we are unable to compete successfully, our business may be harmed.

The printing equipment industry is extremely competitive and is characterized by rapid technological changes. Our printing presses compete against several top-tier domestic companies and international companies, particularly German and Japanese companies. We believe the main competitive advantages of our overseas competitors are in their branding, financial capability, quality, design and functionalities; however, these advantages are offset by the prices of their products, which are generally three to four times higher than those of the presses produced by Chinese domestic companies. In recent years Chinese domestic companies have been improving in terms of quality, design and functionalities, while still maintaining their price advantage.

Some competitors, particularly international competitors, have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. Because of this, we may not be able to successfully increase our market penetration or our overall share of the printing equipment market in China or internationally. In addition, companies not currently in direct competition with us may introduce competing products in the future. Although we attempt to develop and support innovative products that our customers demand, products or technologies developed by competing suppliers could render our products or technologies obsolete or noncompetitive. Customers may defer their purchasing decisions in anticipation of the introduction of new products or the actual introduction of new products by us and our competitors.

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

 We may be adversely affected if we are unable to time new product introductions in a way that minimizes the economic impact of customers delaying purchases of existing products in anticipation of new product releases.

If we fail to address any of these competitive challenges, there could be a material adverse effect on our business, financial condition and operating results.

We do not typically have long term purchase contracts with our distributors, and they have in the past and could at any time in the future reduce or cease purchasing products from us, thereby harming our business, financial condition and operating results.

We typically do not have long-term volume purchase contracts with our distributors, and they are not obligated to purchase products from us. Accordingly, they could at any time reduce their purchases from us or cease purchasing our products altogether. In addition, any decline in demand for our products and any other negative development affecting our major distributors or the printing industry in general, would likely harm our operating results. For example, several of our distributors have in the past experienced serious financial difficulties which led to a decline in sales of our products to them. If any significant customers should simply elect to purchase products from another manufacturer for whatever reason, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these distributors.

A substantial portion of our backlog is scheduled for delivery within 90 days or less, and our customers may cancel orders and change volume levels or delivery times for products they have ordered from us without penalty. In addition, a significant portion of our operating expenses are fixed in advance based on projected sales levels and margins, sales forecasts from our customers and product development programs. Accordingly, if sales are below expectations in any given quarter, the resulting impact on our financial results will be more significant given our inability to adjust spending in the short term to compensate for this shortfall.

We operate in an industry characterized by fast technological change and evolving industry standards.

The printing equipment industry is extremely competitive and is characterized by evolving technological change, frequent new product developments, periodic product obsolescence, high industry standards, changing information technologies and evolving distribution channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may fail to adapt to these changes.

Our future success largely depends upon our ability to continuously develop new products with the quality levels our customers demand, and develop new services to support them. Notwithstanding investment in our R&D, in spite of our efforts, we may fail to develop new products. Our new products may not achieve market acceptance or be manufactured at competitive costs or in sufficient volume. Our failure to enhance our existing products and services or to develop and introduce new products and services that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products and would have an adverse effect on our financial condition and operating results.

Failure to protect our proprietary technologies or maintain the right to certain technologies may negatively affect our ability to compete.

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have also entered into confidentiality or license agreements with our employees, business partners and other third parties, and have implemented procedures to control access to and distribution of our documentation and other proprietary information. These efforts may fail to adequately protect our intellectual property rights. Further, these agreements do not prevent others from independently developing technologies that are equivalent to or superior to our technology. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of technology is difficult, particularly in the PRC, where the laws may not protect our proprietary rights as fully as do the laws of the United States.

 We currently have four patents registered and four patent applications pending in China. Patents might not be issued for our pending applications and any issued patents may not protect or benefit us or otherwise give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable or provide only limited protection for our technologies. We also cannot be certain that others will not design around our patented technology, independently develop our unpatented proprietary technology or develop effective competing technologies on their own.

If demand for our products declines, or if increases in demand do not outpace selling price decreases, our selling prices and overall sales will decrease.

Demand for our products is affected by a number of factors, including price, product features, quality and reliability as well as the general demand for the products in the end markets that we serve. A vast majority of our sales revenues are derived from end-users who use our products to provide commercial printing services. A variety of factors, including economic, regulatory, political and social instability could contribute to a slowdown in the demand for commercial printing services with demand for commercial printing services highly correlated with general economic activities. In addition, we believe the average price charged for regular and low-end commercial printing services has been on the downward trend and the average selling price of offset presses has also been on the downward trend. As a result, if there is a decrease in demand for commercial printing services or if the demand for our products is outpaced by a corresponding decrease in the selling price, our overall sales revenues would decrease.

We may face increased risk of inventory obsolescence related to our offset presses.

We procure raw materials and build our offset presses based on our sales forecasts. Building offset presses involves significant capital expenditures. If we do not accurately forecast demand for our products, we may have inadequate or excess inventory. If we have excess printing machines or other products we may have to lower prices to stimulate demand. We also risk new material inventory obsolescence if we do not sell components before the end of their shelf life.

We have sustained losses in the past and cannot guarantee profitability in the future.

Although our primary printing subsidiaries, Duoyuan China and Langfang Duoyuan have been profitable since the fiscal year ended June 30, 2004 and Hunan Duoyuan has been profitable since the fiscal year ended June 30, 2005, they may not remain profitable in the future. A variety of factors may cause our operating results to decline and financial condition to worsen, including:

We face risks associated with our efforts to expand into international markets.

Our long-term business strategy relies on the expansion of our international sales by targeting markets outside of China, such as in Africa and the Middle East. Risks affecting our international expansion include challenges caused by geographic distance, language and cultural differences, conflicting and changing laws and regulations, foreign laws, international import and export legislation, trading and investment policies, foreign currency fluctuations, the burdens of complying with a wide variety of laws and regulations, protectionist laws and business practices that favor local businesses in some countries, foreign tax consequences, higher costs associated with doing business internationally, restrictions on the export or import of technology, difficulties in staffing and managing international operations, trade and tariff restrictions, and variations in tariffs, quotas, taxes and other market barriers. These risks could result in unexpected costs associated with penetrating, operating in and servicing international markets, which could in turn materially and adversely affect our business, financial condition.

•	competitors offering comparable products at cheaper prices;

•	continuing downward pressure on the average selling prices of our products caused by intense competition in our industry and other reasons;

•	superior product innovations by competitors;

•	rising raw materials and manufacturing costs;

•	changes to management and key personnel; and

•	increased operating expenses relating to research and development, sales and marketing efforts and general and administrative expenses as we seek to grow our business.

As a result of these and additional factors, we could fail to achieve our revenue targets or experience higher than expected operating expenses, or both. As a result, we cannot assure you that we will remain profitable in the future.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution of your holdings. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

If we fail to accurately project demand for our products, we may encounter problems of inadequate supply or oversupply, which would materially and adversely affect our financial condition and operating results, as well as damage our reputation and brand.

Our distributors typically order our products on a purchase order basis. In addition, our contracts with our distributors are typically renewable on an annual basis. Our distributor contracts contain annual sales targets for each distributor, and we take such targets into account when we formulate our overall operation plans. We project demand for our products based on rolling projections from our distributors, distributor inventory levels that may affect demand for our products. The varying sales and purchasing cycles of our distributors, however, make it difficult for us to forecast future demand accurately.

If we overestimate demand, we may purchase more raw materials or components than required. If we underestimate demand, our third-party suppliers may have inadequate raw material or product component inventories, which could interrupt our manufacturing and delay shipments, and could result in lost sales. In particular, we are seeking to reduce our procurement and inventory costs by matching our inventories closely with our projected manufacturing needs and by, from time to time, deferring our purchase of raw materials and components in anticipation of supplier price reductions. As we seek to balance reduced inventory costs and production flexibility, we may fail to accurately forecast demand and coordinate our procurement and production to meet demand on a timely basis. Our inability to accurately predict our demand and to timely meet our demand could materially and adversely affect our business, financial condition and operating results as well as damage our reputation and corporate brand.

If we cannot obtain sufficient raw materials and components that meet our production standards at a reasonable cost or at all, then our ability to produce and market our products, and thus our business, could suffer.

The key raw materials and components used in the manufacturing of our products are steel and pig iron. With exception to some of our electrical component requirements, all of our raw materials and components are purchased from suppliers in China.

For the years ended June 30, 2005, 2006 and 2007, purchases from our largest supplier accounted for 8.9%,  13.3% and 9.5%, respectively, of our total of raw materials and component purchases. For the same periods, our five largest suppliers combined accounted for 38.0%, 40.5% and 5.0%, respectively, of our total raw materials and component purchases. If any supplier is unwilling or unable to provide us with high quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. Our inability meet the qualifications and standards required by our customers or inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. The prices of required raw materials and components could also increase, and we may not be able to pass these price increases on to our customers. If any of these events occur, our competitive position, reputation and business could suffer.

Any interruption in our production process could impair our financial performance and negatively affect our brand.

Our manufacturing operations are complicated and integrated, involving the coordination of raw materials and components (some sourced from third parties), internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. We manufacture, assemble and store almost all of our products, as well as conduct some of our primary research and development activities, at two principal facilities located in China. We do not maintain back-up facilities, so we depend on these facilities for the continued operation of our business. A natural disaster or other unanticipated catastrophic events, including power interruptions, water shortage, storms, fires, earthquakes, terrorist attacks and wars, could significantly impair our ability to manufacture our products and operate our business, as well as delay our research and development activities. Our facility and certain equipment located in this facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory located in our facility. The occurrence of such an event could materially and adversely affect our business. In addition, any stoppage in production, even if temporary, or delay in delivery to our customers could severely affect our business or reputation. We currently do not have business interruption insurance to offset these potential losses and an interruption of our business operations could have a materially adverse effect our business, financial condition and operating results.

We do not have insurance coverage to protect us against losses.

We do not maintain insurance coverage for our equipment or manufacturing facilities, and we do not have any business liability, loss of data or business interruption insurance coverage for our operations in China. If any claims for injury are brought against us, or if we experience any business disruption, litigation or natural disaster, we might incur substantial costs and diversion of resources, which would materially and adversely affect our business, financial condition and operating results.

Our limited operating history may not serve as an adequate basis to judge our future prospects and operating results.

We have a limited operating history with respect to our current business, which may not provide a sufficient basis on which to evaluate our business or future prospects. Although through our subsidiaries our sales have grown rapidly in recent years, we cannot assure you that we will maintain profitability or that we will not incur net losses in the future. We expect that our operating expenses will increase as we expand. Failure to realize anticipated sales growth could result in significant operating losses. We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including our potential failure to:

•	implement our business model and strategy and adapt and modify them as needed;

•	maintain our current, and develop new relationships with customers;

•	manage our expanding operations and product offerings, including the integration of any future acquisitions;

•	maintain adequate control of expenses;

•	attract, retain and motivate qualified personnel;

•	protect our reputation and enhance customer loyalty; and

•
anticipate and adapt to changing conditions in the offset printing industry as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We may not be able to sustain our current growth rates and, even if we maintain them, we are susceptible to many challenges relating to our growth.

Our net sales have grown from $26.5 million in fiscal 2005, to $43.7 million in fiscal 2006 and to $68.4 million in fiscal 2007. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

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

The loss of key personnel, the failure to attract or retain specialized technical and management personnel, the absence of an employment agreement with our Chief Executive Officer, his failure to devote sufficient time to our business, and the recent loss of our Chief Executive Officer could impair our ability to grow our business.

We rely heavily on the services of our key employees, including Wenhua Guo, our Chief Executive Officer, who does not have an employment agreement, and in addition, our engineers and other key technical personnel are a significant asset and are the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly technical personnel, is intense in the industry in which we operate. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. We recently announced the departure of our Chief Financial Officer, who stepped down on December 20, 2007. In China there is competition for senior financial executives familiar with U.S. GAAP and until a new permanent Chief Financial Officer is in place, certain of the Company’s projects may be delayed or reviewed which may have a material adverse effect on our financial condition and operating results.

We do not maintain “key person” life insurance for any of our senior management or other key employees. The loss of key employees or the inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and have an adverse effect on our ability to sell our products as well as our overall growth.

In addition, if any other members of our senior management or any of our other key personnel join a competitor or form a competing company, we may not be able to replace them easily and we may lose customers, business partners, key professionals and staff members as a result. Substantially all of our senior executives and key personnel have entered into confidentiality and non-disclosure agreements with us. In the event of a dispute with senior executives or key personnel, these provisions may not be enforceable in China due to uncertainties in the Chinese legal system.

Our CEO, Wenhua Guo, has not entered into an employment agreement with the Company because, as majority shareholder, he did not feel a need for such an agreement. We estimate that he currently spends approximately 65% of his total professional time to our business and 35% of his professional time to his other businesses. If our CEO does not perform his duties in the same way as CEOs bound by written employment agreements or if he is unable to devote all the time needed to our business and respond promptly to our business needs, our business and our ability to succeed and grow will be materially affected.

Mr. Wenhua Guo, our Chief Executive Officer, controls approximately 70.4% of our outstanding common stock and is able to exert significant control over us. His interests may conflict with our public shareholders.

Mr. Wenhua Guo, our Chief Executive Officer, beneficially owns approximately 70.4% of the outstanding shares of our common stock.  As a result of being the majority shareholder, for transactions that require shareholder approval, he has control over decisions to enter into any of them, which could result in the approval of transactions that might not maximize shareholders’ value, and has the ability to prevent entry into any of them.  This could delay, defer or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from attempting to obtain control of us. In addition, he can control the election of members of the Company’s board, has the ability to appoint new members to the Company’s management team and can control the outcome of matters submitted to a vote of the holders of the Company’s common stock.  The interests of Mr. Wenhua Guo may at times conflict with the interests of our other shareholders.

Our profitability is affected by various factors, several of which are outside of our control.

Our profitability is affected by a number of factors, in particular by our operating costs and our tax position. We use a broad range of manufactured components and raw materials in our products, including steel, iron, rubber rollers and electronic components. Because it may be difficult to pass increased prices for these items on to our customers, a significant increase in the prices of the components and materials could materially increase our operating costs and adversely affect our profit margins and profitability. The termination of tax exemptions and deductions is another factor that may affect our profitability.

We are exposed to potential product liability claims that may be costly and for which we have no insurance coverage.

As a manufacturer of printing equipment, our business exposes us to product liability risks. Claims against us may also result from actions taken by our subcontractors over whom we exercise little to no control. Claims, including product liability claims, may be expensive to defend and may potentially result in large financial judgments being made against us. Moreover, we do not maintain liability insurance so we are responsible for any claims-related expenses we might incur, the result of which could adversely affect our financial performance. Even if a product liability or other claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with, or negatively impact, our business and materially and adversely impact our results of operations and financial condition.

We may be unsuccessful in developing and selling new products or in penetrating new markets required to maintain or expand our business.

Our revenue growth has been primarily from sales of our offset presses. Our future success depends, in part, on our ability to develop successful new offset presses in a cost-effective and timely manner. We continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. The development of our offset printers is highly complex, and successful product development and market acceptance of our products depends on a number of factors, including:

•	Our accurate prediction of the changing requirements of our customers;

•	Our timely completion and introduction of new designs;

•	The quality, price and performance of our products and those of our competitors;

•	Our management of our sales channels; and

•	Our customer service capabilities and responsiveness.

Failure to effectively manage these factors may result in our inability to successfully develop new products and expand into new markets, which could materially and adversely affect our financial condition and results of operations, and result in a loss of business opportunities.

If preferential tax treatments currently available to us are reduced or repealed, our business, financial condition and operating results could suffer.

Prior to January 1, 2008, the companies established in China were generally subject to an enterprise income tax at the rate of 33%, subject to applicable preferential tax treatments, and manufacturing foreign investment enterprises established in certain types of economic zones were subject to the reduced tax rate of 24%. A manufacturing foreign investment enterprise scheduled to operate for a period of not less than ten years was, from the first profitable year, entitled to a 100% tax exemption from income tax in the first and second years and 50% tax reduction in the third to fifth years. Under such rules, Duoyuan China had an income tax exemption for its first two profitable years (2004 and 2005) following its conversion into a wholly foreign-owned enterprise and a 50% income tax reduction for the succeeding three years (2006 through 2008). The 50% exemption for Duoyuan China is set to expire in 2009.

The new tax law imposes a single uniform income tax rate of 25% for all foreign-invested enterprises, and contemplates a transition period of up to 5 years in which preferential tax treatment for foreign-invested enterprises can remain effective. According to the Circular of State Council on the Implementation of Interim Preferential Enterprise Income Tax Treatment, enterprises entitled to periodical tax exemption and reduction, such as “two-year-tax-exemption and three-year-tax-reduction” or “five-year-tax-exemption and five-year-tax-reduction” may continue enjoying their preferential tax treatment from January 1, 2008 until the expiry of such preferential tax treatment. The expiry of preferential enterprise income tax treatment would adversely affect our business, financial condition and operating results.

The newly enacted PRC tax law could affect tax exemptions on dividends received by us and increase the enterprise income tax rate applicable to us.

We are a company incorporated in Wyoming and we get all of our interests from our Chinese subsidiary. According to the PRC enterprise income tax law applicable prior to January 1, 2008, dividends derived by foreign legal persons from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption may cease after January 1, 2008, when the new PRC Enterprise Income Tax Law and its implementation rules become effective. Under the new tax laws, if we are deemed to be a non-Chinese tax resident enterprise without an office or premise in China, a withholding tax at the rate of 10% would be applicable to any dividends paid from within China to us, unless we are entitled to tax exemptions or deductions pursuant to tax treaties. We are not aware that any such exemption or reduction has been prescribed in any tax treaty between China and the United States.

In addition, under the new tax law, if an enterprise incorporated outside China has its “de facto management organization” located within China, such enterprise may be recognized as a Chinese tax resident enterprise and thus may be subject to enterprise income tax at the rate of 25% on all its income on a worldwide basis. According to the Implementing Rules of PRC Enterprise Income Tax Law, “de facto management organization” means organizations implementing substantive and comprehensive management and control over the production and business operations, staff, accounts and property of an enterprise. As substantially all members of our management are located in China, we may be deemed to be a Chinese tax resident enterprise and therefore subject to an enterprise income tax rate of 25% on our worldwide income, excluding dividends received directly from another Chinese tax resident. As a result of such changes, our historical operating results will not be indicative of our operating results for future periods and the value of our shares may be adversely affected.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

Our success largely depends on our ability to use and develop our technology, know-how and product designs without infringing upon the intellectual property rights of third parties. We may be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. The holders of patents and other intellectual property rights potentially relevant to our product offerings may be unknown to us or may otherwise make it difficult for us to acquire a license on commercially acceptable terms.

There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies with which we work in cooperative research and development activities. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming, and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

•	pay damage awards;

•	seek licenses from third parties;

•	pay additional ongoing royalties, which could decrease our profit margins;

•	redesign our products; or

•	be restricted by injunctions.

These factors could effectively prevent us from pursuing some or all of our business and result in our customers or potential customers deferring, canceling or limiting their purchase or use of our products, which could have a material adverse effect on our financial condition and results of operations.

Risks Related to Doing Business in China

If the China Securities Regulation Commission, or CSRC, or another PRC regulatory agency, determines that CSRC approval is required for this offering, it could adversely affect our business and reputation and the resale price of our shares, and may also create uncertainties for this offering.

On August 8, 2006, six Chinese regulatory agencies, including the Ministry of Commerce, the State Assets Supervision and Administration Commission, the State Administration for Taxation, the State Administration for Industry and Commerce, the CSRC, and the State Administration of Foreign Exchange, or SAFE, jointly issued the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, which became effective on September 8, 2006. This regulation, among other things, includes provisions that require that an offshore special purpose vehicle formed for purposes of overseas listing of equity interests in Chinese companies and controlled directly or indirectly by Chinese companies or individuals obtain the approval of the CSRC prior to the listing and trading of such special purpose vehicle’s securities on an overseas stock exchange.

On September 21, 2006, the CSRC published on its website procedures regarding its approval of overseas listings by special purpose vehicles. The CSRC approval procedures require the filing of a number of documents with the CSRC and it would take several months to complete the approval process.

The application of this new regulation remains unclear with no consensus currently existing among leading Chinese law firms regarding the scope or the applicability of the CSRC approval requirement. Our Chinese counsel, Global Law Office, has advised us that, based on the their understanding of current Chinese laws, regulations and rules, including the new M&A rule and the CSRC procedures announced on September 21, 2006:

☐	The CSRC currently has not issued any definitive rule or interpretation requiring offerings like ours pursuant to this prospectus to be subject to this new procedure;

☐
Considering that we completed our restructuring and established an overseas holding structure before September 8, 2006, the effective date of the new M&A rule, and that we have not engaged in any China-based merger or acquisition after the effectiveness of the new M&A rule, this regulation does not require an application to be submitted to the CSRC for its approval of this offering of our shares and their listing and trading on the OTC Bulletin Board unless we are clearly required to do so by possible later rules of the CSRC; and

☐	This offering of our shares and their listing and trading on the OTC Bulletin Board do not conflict with or violate this new regulation.

If the CSRC requires that we obtain its approval prior to the completion of this offering, this offering will be delayed until we obtain CSRC approval, which may take several months or may be unattainable. If prior CSRC approval is required but not obtained, we may face regulatory actions or other sanctions from the CSRC or other Chinese regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of the proceeds from this offering into China or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of the shares offered hereby. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.
Also, if the CSRC subsequently requires that we obtain its approval, we may be unable to obtain a waiver of the CSRC approval requirement, if and when procedures are established to obtain such a waiver. Any uncertainties and/or negative publicity regarding this CSRC approval requirement could have a material adverse effect on the trading price of our shares.

Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to this regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction. The new regulation allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our investors’ economic interests.

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents may subject our Chinese resident shareholders to personal liability and limit our ability to acquire Chinese companies or inject capital into our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us.

The SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies in October 2005, which became effective in November 2005, and an implementing rule in May 2007, collectively the SAFE Rules. According to the SAFE Rules, Chinese residents, including both legal persons and natural persons and Chinese citizens and foreign citizens who reside in China, are required to register with the SAFE or its local branch before establishing or controlling any company outside China, referred to in the SAFE rules as an “offshore special purpose company,” for the purpose of financing that offshore company with their ownership interests in the assets of or their interests in any Chinese enterprise. In addition, a Chinese resident that is a shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with the injection of equity interests or assets of a Chinese enterprise in the offshore company or overseas fund raising by the offshore company, or any other material change in the capital of the offshore company, including any increase or decrease of capital, transfer or swap of share, merger, division, long-term equity or debt investment or creation of any security interest. The SAFE Rules apply retroactively. As a result, Chinese residents who have established or acquired control of offshore companies that have made onshore investments in China in the past were required to complete the relevant registration procedures with the competent local SAFE branch. If any resident of China failed to file its SAFE registration for an existing offshore entity, any dividends remitted by the onshore entity to its overseas parent since April 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result of any illegal action of this type, both the onshore entity and its actual controlling person(s) can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity. Chinese resident shareholders of the offshore entity may also be subject to penalties under Chinese foreign exchange administration regulations.

Our majority shareholder, Duoyuan Investments Limited, is wholly owned by Wenhua Guo, who is our Chairman and a PRC citizen as defined in the SAFE Rules. We have asked Mr. Guo, and will ask our future shareholders and beneficial owners who are Chinese residents, to make the necessary applications and filings as required under Notice 75 and other related rules. However, due to uncertainty concerning the reconciliation of Notice 75 with other approval or registration requirements, it remains unclear how Notice 75, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We will attempt to comply, and attempt to ensure that Mr. Guo and our future shareholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Notice 75 or other related rules. The failure or inability of our Chinese resident shareholders or beneficial owners to register with the SAFE in a timely manner pursuant to the SAFE Rules, or the failure or inability of any future Chinese resident shareholders or beneficial owners to make any required SAFE registration or comply with other requirements under the SAFE Rules, may subject these shareholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries (including using the proceeds from this offering for these purposes), limit our Chinese subsidiaries’ ability to pay dividends to us, repay shareholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

Because our operations are all located outside of the United States and are subject to Chinese laws, any change of Chinese laws may adversely affect our business.

All of our operations are outside of the United States and in China, which exposes us to risks, such as exchange controls and currency restrictions, currency fluctuations and devaluations, changes in local economic conditions, changes in Chinese laws and regulations and exposure to possible expropriation or other Chinese government actions. These factors may have a material adverse effect on our business financial condition and operating results.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China has historically not followed Western-style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards, making it difficult for our management to forecast our needs and to present the operating results of accurately at all times.

We rely principally on dividends and other distributions on equity paid by our operating subsidiaries to fund cash and financing requirements, and limitations on the ability of our operating subsidiary to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely principally on dividends and other distributions on equity paid by our two wholly owned Chinese operating subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. If either of our operating subsidiaries incurs debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Furthermore, relevant Chinese laws and regulations permit payments of dividends by each of our operating subsidiaries only out of its retained earnings after tax, if any, determined in accordance with Chinese accounting standards and regulations.

Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of September 30, 2007, the Company had statutory reserves of $3,948,216 and total shareholder equity in the amount of $66,809,230. As a result of these Chinese laws and regulations, each of our operating subsidiaries is restricted in its ability to transfer a portion of its net assets to us whether in the form of dividends, loans or advances. Limitations on the ability of our operating subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

If relations between the United States and China deteriorate, our share price may decrease and we may have difficulty accessing U.S. capital markets.

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

While we are incorporated in the State of Wyoming, U.S., substantially all of our operations are in China. As a result, most of our material agreements are governed by Chinese law. Since substantially all of our revenues will be derived from our operations in China, our business, financial condition and our results of operations are subject to the legal developments in China. There is no assurance that we will be able to enforce any of our material agreements or that remedies will be available outside of China in respect of the same. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, substantially all of our assets are located outside of the United States and all of our officers and directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the directors and officers under federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws of the United States.

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

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange, and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has recently implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy could adversely affect our business, financial condition or operating results. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on your business, financial condition and operating results.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future

The PRC Employment Contract Law, which became effective as of January 1, 2008, contains many more provisions favorable to employees than existing labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month's salary for each year that the employee has served the employer, subject to a cap of twelve months' salary. An employer shall also be liable to compensate an employee when the employer decides not to renew an existing employment contract that is about to expire. In addition, an employer is obligated to conclude an open-ended employment contract with an employee after two consecutive terms of fixed-term employment, which means the employer will be liable to pay damages to an employee if it terminates this employee without cause, until the employee reaches an age at which he or she is eligible for pension payment. We may have greater difficulty terminating underperforming employees and may incur higher level of labor costs in order to comply with the provisions of the new law, which may have a material adverse effect on our business, financial condition and operating results.

Government control of currency conversion and future movements in exchange rates may adversely affect the Company’s operations and financial results.

We receive substantially all of our revenues in Renminbi, the currency of China. A portion of such revenues may be converted into other currencies to meet our foreign currency obligations. In addition, we incur approximately 1% of our expenses in foreign currencies, mostly for professional services such as auditors, attorneys and other intermediaries. Foreign exchange transactions under our capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the State Administration of Foreign Exchange in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The Chinese government controls its foreign currency reserves through restrictions on imports and conversion of Renminbi into foreign currency. Although the exchange rate of the Renminbi to the U.S. dollar has been stable since January 1, 1994 to May 15, 2006, and the Chinese government has stated its intention to maintain the stability of the value of Renminbi, the exchange rate of the Renminbi to the U.S. dollar has been continuously revalued since 2006 and the exchange rates may further change.

Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies impact our revenues, cost of revenues and operating margins and result in foreign currency translation gains and losses and as a result, our results of operations may be materially adversely affected solely as a result of exchange rate fluctuations. Our financial condition and results of operations may also be affected by changes in the value of certain currencies other than Renminbi in which our earnings and obligations are denominated.

Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate this risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

Uncertainties with respect to the Chinese legal system could limit the protections available to you and us.

The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court. Although the Chinese government has introduced new laws and regulations to modernize its business, securities and tax systems, China does not yet possess a comprehensive body of business law. Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies and it may be difficult to enforce contracts. These uncertainties, including the inability to enforce our contracts, could materially and adversely affect our business, financial condition and operating results. In addition, as the Chinese legal system develops, changes in such laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations. Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive. These uncertainties could limit the legal protections available to us and other foreign investors, including you.

It may be difficult to serve us with legal process or enforce judgments against us or our management.

We are incorporated in Wyoming, our operating subsidiaries are formed under Chinese law and all of our assets are located in China. In addition, all of our officers, and all but two of our directors, are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of United States courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state. Furthermore, an original action may be brought in China against our assets and our subsidiaries, our directors and executive officers and experts named in this prospectus only if the actions are not required to be arbitrated by Chinese law and only if the facts alleged in the complaint give rise to a cause of action under Chinese law. In connection with any such original action, a Chinese court may award civil liability, including monetary damages.

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
Purchase Agreement described
below

Options and Warrants

Options

None

Warrants

Name	Shares	Date
Roth Capital Partners, LLC	1,644,702 (pre split)	November 2, 2006
Various Shareholders	576,425	December 31, 2007

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

In addition, in January 2008 we issued to 25 of our investors’ warrants to purchase a total of 576,425 shares of common stock. The warrants are dated as of December 31, 2007 and have a strike price equal to $5.76 (post-split), a term of five years starting on June 30, 2008 and are exercisable at any time after June 31, 2008 on a cashless basis at all times. The disclosure in the current report on Form 8-K filed on February 8, 2008 is incorporated herein by reference.

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

ASIAN FINANCIAL, INC. (Registrant)

Date: February 14, 2008	By:	/s/ WENHUA GUO
Wenhua Guo,
President and Chief Executive Officer

Date: February 14, 2008	By:	/s/ BAIYUN SUN
Ms. Baiyun Sun,
Chief Financial Officer