Form 10-Q
period 2008-03-31
ASIAN FINANCIAL INC
filed 2008-05-16
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

n/a
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

As of March 31, 2008, the Company had 25,000,050 shares of common stock, par value $0.001 per share, issued and outstanding.

ASIAN FINANCIAL, INC.

Item 1. Financial Statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND JUNE 30, 2007

ASSETS
	March 31,	June 30,
	2008	2007
	(UNAUDITED)

CURRENT ASSETS:
Cash	$16,230,198	$7,816,361
Restricted cash	-	2,097,490
Accounts receivable, net of allowance for doubtful accounts of $785,113
and $498,648 as of March 31, 2008 and June 30, 2007, respectively	29,231,178	21,170,423
Inventories	23,860,319	20,074,605
Other receivables	15,145	68,160
Other assets	-	40,331
Total current assets	69,336,840	51,267,370

PLANT AND EQUIPMENT, net	32,281,343	25,332,554

OTHER ASSETS:
Intangible assets, net	3,937,596	3,679,941
Advances on equipment purchases	1,299,700	-
Total other assets	5,237,296	3,679,941

Total assets	$106,855,479	$80,279,865

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$13,994,400	$12,887,000
Accounts payable	1,377,783	2,572,061
Accrued liabilities	1,176,437	1,107,591
Other payables	224,124	198,000
Other payables - related parties	-	369,564
Taxes payable	1,789,132	1,078,503
Liquidated damages payable	-	2,119,428
Total current liabilities	18,561,876	20,332,147

WARRANT LIABILITIES	1,359,652	-

MINORITY INTEREST	1,104,154	800,766

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:

Preferred stock; $0.001 par value; 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized;
25,000,050 shares issued and outstanding	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	3,282,601	3,282,601
Retained earnings	46,745,185	26,316,141
Accumulated other comprehensive income	8,513,971	2,260,170
Total shareholders' equity	85,829,797	59,146,952
Total liabilities and shareholders' equity	$106,855,479	$80,279,865

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	Three months ended		Nine months ended
	March 31,		March 31,
	2008	2007	2008	2007
REVENUES	$16,022,248	$9,646,697	$65,106,232	$48,604,680

COST OF SALES	7,835,407	5,621,102	31,236,331	27,064,874

GROSS PROFIT	8,186,841	4,025,595	33,869,901	21,539,806

RESEARCH AND DEVELOPMENT	224,637	148,560	558,242	874,494

SELLING, GENERAL AND ADMINISTRATIVE	2,683,625	1,685,057	10,286,042	7,005,399

INCOME FROM OPERATIONS	5,278,579	2,191,978	23,025,617	13,659,913

LIQUIDATED DAMAGES, net of settlement	(941,968)	1,177,460	(235,492)	1,177,460

(GAIN) FROM DERIVATIVE INSTRUMENTS	(88,284)	-	(88,284)	-

OTHER (INCOME) EXPENSE, net	991,610	(46,020)	598,685	289,365

INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	5,317,221	1,060,538	22,750,708	12,193,088

MINORITY INTEREST	50,432	26,453	296,718	201,045

INCOME BEFORE PROVISION FOR INCOME TAXES	5,266,789	1,034,085	22,453,990	11,992,043

PROVISION FOR INCOME TAXES	821,501	139,434	2,024,946	1,078,912

NET INCOME	4,445,288	894,651	20,429,044	10,913,131

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	3,266,563	564,752	6,253,801	1,256,006

COMPREHENSIVE INCOME	$7,711,851	$1,459,403	$26,682,845	$12,169,137

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	23,364,686	25,000,050	24,042,626

BASIC AND DILUTED EARNING PER SHARE	$0.18	$0.04	$0.82	$0.45

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Retained Earnings		Accumulated
	Number of Shares	Amount	Additional Paid in Capital	Statutory Reserves	Unrestricted	Other Comprehensive Income	Total
BALANCE, July 1, 2006	17,562,388	$17,562	$5,992,339	$1,871,198	$13,748,397	$425,857	$22,055,353

Shares due to reorganization on August 31, 2006	1,305,048	1,305	(1,305)				-
Net income					10,913,131		10,913,131
Shares issued for cash, $1.43 per share	6,132,614	6,133	21,272,006				21,278,139
Foreign currency translation adjustments						1,256,006	1,256,006
BALANCE, March 31, 2007, unaudited	25,000,050	$25,000	$27,263,040	$1,871,198	$24,661,528	$1,681,863	$55,502,629

Net income					3,066,016		3,066,016
Adjustment to statutory reserves				1,411,403	(1,411,403)		-
Foreign currency translation adjustments						578,307	578,307
BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952

Net income					20,429,044		20,429,044
Foreign currency translation adjustments						6,253,801	6,253,801
BALANCE, March 31, 2008, unaudited	25,000,050	$25,000	$27,263,040	$3,282,601	$46,745,185	$8,513,971	$85,829,797

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,429,044	$10,913,131
Adjustments to reconcile net income to cash
provided by (used in) operating activities:
Minority interest	296,718	201,045
Depreciation	1,615,845	518,434
Amortization	55,632	52,224
Bad debt expense	231,400	87,478
Gain on derivative instruments	(88,284)	-
Liquidated damages penalty	706,476	471,712
Gain from settlement of liquidated damages	(941,968)	-
Change in operating assets and liabilities
Accounts receivable	(6,159,997)	(7,631,089)
Inventories	(1,957,350)	(1,236,128)
Other receivables	55,922	15,666
Other receivables - related parties	-	549,900
Advances on equipment purchases	(1,234,533)	2,196,909
Other assets	41,601	(16,270)
Other non-current assets	-	223,631
Accounts payable	(1,344,337)	(12,282,037)
Customer deposits	-	(19,150)
Other payables	8,653	(363,455)
Other payables - related parties	(381,199)	(524,032)
Accrued liabilities	(20,086)	(281,922)
Taxes payable	586,967	(704,541)
Net cash provided by (used in) operating activities	11,900,504	(7,828,494)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,244,118)	(8,855,767)
Payments for construction in progress	(1,904,386)	(1,208,413)
Net cash used in investing activities	(6,148,504)	(10,064,180)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	17,473,243
Proceeds from lines of credit	13,091,820	-
Payments for lines of credit	(13,091,820)	-
Payments to settle liquidated damages	(436,000)	-
Restricted cash	2,097,490	-
Net cash provided by financing activities	1,661,490	17,473,243

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,000,347	40,107

INCREASE (DECREASE) IN CASH	8,413,837	(379,324)

CASH, beginning of period	7,816,361	3,739,711

CASH, end of period	$16,230,198	$3,360,387

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
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

Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan BVI. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital $6,000,000. Duoyuan China has increased its registered capital to $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors, see Note 11. On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of December 31, 2007, Duoyuan China received $25,000,000 registered capital. As of March 31, 2008, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and manufactures digital printing products. Langfang Duoyuan was originally called Langfang Duoyuan Digital Printing Technology Co., Ltd. when Beijing Huiyuan Duoyuan Research Institute Co., Ltd. (“Huiyuan Institute”) owned 95% and Beijing Yinlu Advertising Co., Ltd. (Yinlu) owned 5%. On March 21, 2002, Yinlu transferred its 5% ownership to Duoyuan China. On October 16, 2005, Huiyuan Institute transferred 90% of the equity of Langfang Duoyuan to Duoyuan China whereby Duoyuan China holds 95% of the equity of Langfang Duoyuan while Huiyuan Institute remains the holder of 5% of the Langfang Duoyuan equity. As of March 31, 2008 Langfang Duoyuan owns 12.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China and manufactures printing equipment. Hunan Duoyuan was established on March 10, 2006, is 88% owned by Duoyuan China and 12% by Langfang Duoyuan. The business license expires March 2034.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (“the Company”) reflect activities of Asian Financial Inc., Duoyuan China - 100%, Langfang Duoyuan - 95.0%, and Hunan Duoyuan - 100%.

Basis of presentation

The fiscal year end of the Company is June 30. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying balance sheet, and related interim statements of income, shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items. All material inter-company transactions and balances have been eliminated in the consolidation.

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-K.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company estimates the allowance for doubtful accounts. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Translation adjustments amounted to $8,513,971 and $2,260,170 as of March 31, 2008 and June 30, 2007, respectively. Asset and liability accounts at March 31, 2008, were translated at 7.00 RMB to $1.00 USD as compared to 7.60 RMB at June 30, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the nine months ended March 31, 2008 and 2007 were 7.37 RMB and 7.85 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation. There were no material transaction gains or losses for the nine months ended March 31, 2008 and 2007, respectively.

Revenue recognition

The Company recognizes revenue in accordance with SAB 104, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)
•	Delivery has occurred or services have been rendered.
•	The seller’s price to the buyer is fixed or determinable.
•	Collectibility of payment is reasonably assured.

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
MARCH 31, 2008
(UNAUDITED)

Credit limits are assigned to each distributor. As a distributor builds a sales history with the Company, the credit limit can be increased. Credit limits are reviewed by management and reductions are made if deemed necessary.

Not all distributors are granted sales returns. Our distributors are all equipped to install our products. We are not contractually obligated to perform any installation services. As a result, our revenue recognition is not impacted.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $662,882 and $910,921, respectively, for the nine months ended March 31, 2008 and 2007, and $174,462 and $183,406 for the three months ended March 31, 2008 and 2007.

Land use rights

All land in the People’s Republic of China is owned by the government. However, the government grants “land use rights”. Land use rights are valid for a limited period of time, depending on their use. Based upon PRC regulations, land use rights last for 50 years for industrial property. The Company has the right to use the land for 50 years and has elected to amortize the cost of rights over 50 years using the straight-line method.

The land use rights consisted of the following:

	March 31, 2008 (UNAUDITED)	June 30, 2007
Intangible - land use right	$4,345,289	$4,001,439
Less accumulated amortization	(407,693)	(321,498)
Totals	$3,937,596	$3,679,941

Total amortization expense for the nine months ended March 31, 2008 and 2007 amounted to $55,632 and $52,224, respectively. Total amortization expense for the three months ended March 31, 2008 and 2007 amounted to $19,105 and $17,635 respectively.

Intangible assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, the Company expects these assets to be fully recoverable.

Plant and equipment and depreciation

Plant and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Estimated useful lives of the assets are as follows:

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Estimated Useful Life
Buildings	30	Years
Office equipment	3-10	Years
Motor vehicles	4-10	Years
Machinery and equipment	5-10	Years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and betterments to property and equipment are capitalized.

The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in earnings.

Plant and equipment consist of the following:

	March 31, 2008 (UNAUDITED)	June 30, 2007
Buildings	$13,354,597	$8,201,747
Office equipment	904,613	797,941
Motor vehicles	318,165	292,989
Plant and machinery	19,025,287	18,709,322
Construction in progress	3,280,244	-
Total	36,882,906	28,001,999
Less: accumulated depreciation	(4,601,563)	(2,669,445)
Plant and equipment, net	$32,281,343	$25,332,554

The depreciation expense for the nine months ended March 31, 2008 and 2007 amounted to $1,615,845 and $518,434, respectively. The depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $573,128 and $175,064, respectively.

Long-lived assets of the Company are reviewed annually as to whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2008, the Company expects these assets to be fully recoverable.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at March 31, 2008 and June 30, 2007 amounted to $15,774,069 and $7,764,148, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

For the nine months ended March 31, 2008 and June 30, 2007, five suppliers accounted for approximately 48% and 69%, respectively, of the Company's purchases. These five suppliers represent 25% and 41% of the Company's total accounts payable as of March 31, 2008 and June 30, 2007.

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

Restricted cash

Restricted cash represents cash held in escrow in connection with the November 2006 private placement. As of March 31, 2008 and June 30, 2007, a total of $0 and $2,097,490, respectively, was held in escrow.

Inventories

Inventories are stated at the lower of cost (weighted average method) or market, and consist of the following:

	March 31, 2008 (UNAUDITED)	June 30, 2007
Raw materials	$5,451,740	$5,118,566
Work in process	13,368,217	9,265,459
Finished goods	5,040,362	5,690,580
Totals	$23,860,319	$20,074,605

The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of March 31, 2008 and June 30, 2007, the Company determined that no reserves were necessary.

Liquidated damages

The liquidated damages associated with the registration of the shares and the settlement of all outstanding related party balances are treated in accordance with EITF 00-19-2, which requires the Company to recognize an expense and a liability equal to minimum estimated losses.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Accounts receivable, and allowance for doubtful accounts

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms from three to nine months. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded in the period of the related sales. The Company’s existing reserve is consistent with its historical experience and considered adequate by management.

Accounts receivable, net of allowance for doubtful accounts outstanding at March 31, 2008 and June 30, 2007 amounted to $29,231,178 and $21,170,423, respectively. Management monitors accounts receivable aging and customer operating to determine if the allowance for doubtful accounts is adequate. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged over nine months that have not been collected. As of March 31, 2008 and June 30, 2007, allowances for doubtful accounts were $785,113 and $498,648, respectively.

The following represents the changes of allowance for doubtful accounts:

	March 31, 2008	June 30, 2007
	(UNAUDITED)
Balance, beginning of period	$498,648	$159,725
Additional reserves	231,400	452,617
Recovery of amounts previously reserved	-	(113,694)
Foreign currency translation adjustments	55,065	-
Balance, end of period	$785,113	$498,648

Income taxes

The Company records income taxes pursuant to SFAS 109,which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently payable plus deferred taxes. Since the Company had no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of March 31, 2008 and June 30, 2007.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when its related to items credited or charged directly to equity, in which case the deferred tax is also adjusted to equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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
The key changes are:
a.	The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%;

b.
Companies established before March 16, 2007 will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point “a” above when the grace period expires.

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described before. Since the detailed guidelines of the new tax law were not publicized yet, the Company can not determine which new tax rate (15% or 25%) will be applicable to the Company and its subsidiaries after the end of their respective tax holiday terms.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Upon approval by the PRC tax authorities, FIE's scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

Duoyuan China has become a wholly foreign-owned enterprise since its inception. This entity status allows Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003 and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China has an income tax exemption for the calendar years ended December 31, 2004 and 2005 and 50% income tax reduction for the calendar years ended December 31, 2006, 2007 and 2008.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

During the nine months ended March 31, 2008 and 2007 the provision for income taxes amounted to $2,024,946 and $1,078,912 respectively. The estimated tax savings due to this tax exemption for the nine months ended March 31, 2008 and 2007 amounted to $7,519,653 and $3,086,613, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.81 to $0.51 and $0.45 to $0.33 for the nine months ended March 31, 2008 and 2007, respectively, and from $0.17 to $0.06 and $0.04 to $0.02 for the three months ended March 31, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months and three months ended March 31, 2008 and 2006:

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

VAT on sales and VAT on purchases amounted to $16,941,673 and $11,979,887 for the nine months ended March 31, 2008 and $8,371,720 and $4,606,370 for the nine months ended March 31, 2007, respectively. VAT on sales and VAT on purchases amounted to $8,579,480 and $6,206,976 for the three months ended March 31, 2008 and $4,711,028 and $2,602,732 for the three months ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $777,082 and $740,189 for the nine months ended March 31, 2008 and 2007, respectively, and $52,358 and $39,772 for the three months ended March 31, 2008 and 2007, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment that are acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are classified as property and equipment and depreciated over their estimated useful lives.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split, which occurred on July 17, 2007.

The following is a reconciliation of the basic and diluted earnings per share computation for the nine months and three months ended March 31, 2008 and 2007:

	2008	2007
For the nine months ended March 31, 2008 and 2007	(Unaudited)	(Unaudited)
Net income for earnings per share	$20,429,044	$10,913,131

Weighted average shares used in basic computation
Basic	25,000,050	24,042,626
Diluted	25,000,050	24,042,626

Earnings per share:
Basic	$0.82	$0.45
Diluted	$0.82	$0.45

For the three months ended March 31, 2008 and 2007
Net income for basic and diluted earnings per share	$4,445,288	$894,651

Weighted average shares used in basic computation
Basic	25,000,050	23,364,686
Diluted	25,000,050	23,364,686

Earnings per share:
Basic	$0.18	$0.04
Diluted	$0.18	$0.04

For the nine months ended March 31, 2008 and 2007, 613,260 warrants, whose exercise price are $1.43 are excluded from the calculation because of their antidilutive nature.

Note 4 - Supplemental disclosure of cash flow information

Interest paid amounted to $651,012 and $550,547 for the nine months ended March 31, 2008 and 2007, respectively.

Income tax paid amounted to $1,985,994 and $962,759 for the nine months ended March 31, 2008 and 2007, respectively.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

The Company issued 576,425 warrants to settle the liquidated damages and the related party penalties; warrants were valued using Cox-Russ-Rubinstein binomial model.  The Company recorded $1,447,936 liability on the settlement date and $88,284 gain for the period ended March 31, 2008.

Note 5 - Related party transactions

Mr. Guo Wenhua is the Company’s controlling shareholder and chief executive. The following is a summary of the amounts due related parties:

Other payable - related parties	March 31, 2008 (UNAUDITED)	June 30, 2007
Duoyuan China Water Recycle Technology Industry Co., Ltd. - Mr. Guo Wenhua is the sole shareholder	$-	$369,564

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party. See Note 9.

Note 6 - Lines of credit

The lines of credit represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $13,994,400 and $12,887,000 outstanding on these lines of credit as of March 31, 2008 and June 30, 2007, respectively. The loans consisted of the following:

	March 31,	June 30,
	2008	2007
	(UNAUDITED)
Loan from Bank of Agriculture, Chongwen branch
due March 14, 2009. Quarterly interest only payment at 8.570% per annum, secured by plant and machinery	$1,428,000	$1,315,000

Loan from Bank of Agriculture, Chongwen branch
due June 29, 2008. Quarterly interest only payment at 6.732% per annum, secured by plant and machinery	2,856,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch
due July 12, 2008. Monthly interest only payment at 6.732% per annum, secured by plant and machinery	2,856,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch
due July 19, 2008. Monthly interest only payment at 7.227% per annum, secured by plant and machinery	3,998,400	3,682,000

Loan from Bank of Agriculture, Chongwen branch
due July 26, 2008. Quarterly interest only payment at 7.227% per annum, secured by plant and machinery	2,856,000	2,630,000

Totals	$13,994,400	$12,887,000

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Total interest expense for the nine months ended March 31, 2008 and 2007 amounted to $651,012 and $550,547, respectively. Total interest expense for the three months ended March 31, 2008 and 2007 amounted to $225,971 and $189,723, respectively.

The loans are secured by plant and machinery with a carrying value of $17,774,323 and $17,629,450 as of March 31, 2008 and June 30, 2007, respectively.

Note 7 - Taxes payable

Asian Financial, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the nine months ended March 31, 2008. The net operating loss carry forwards for United States income taxes is approximated $1,500,000, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027. Management believes that the realization of the benefits from these losses appears uncertain due to the company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at March 31, 2008 was $521,065. Management will review this valuation allowance periodically and make adjustments as warranted.

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

Taxes payable consisted of the following:

	March 31, 2008 (UNAUDITED)	June 30, 2007
VAT payable	$915,493	$256,175
Income tax payable	845,423	751,081
Others	28,216	71,247
Total taxes payable	$1,789,132	$1,078,503

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Note 8 - Statutory reserves and dividends

The laws and regulations of the People’s Republic of China require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund. Additionally, the Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the nine months ended March 31, 2008 and 2007, the Company did not make any transfer to this reserve. The reserve represents 10% of the current year’s net income determined in accordance with PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

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

Note 9 - Operating leases

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party, which Mr. Guo Wenhua is the sole shareholder on a calendar year basis. The current lease agreement is from January 1, 2008 to December 31, 2008.

Total lease expense for the nine months ended March 31, 2008 and 2007 was $214,067 and $176,850, respectively. Total lease expense for the three months ended March 31, 2008 and 2007 was $75,065 and $108,850, respectively. Total future minimum lease payments at March 31, 2008, are as follows:

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Year ended June 30,	Amount
2008	$38,530
2009	114,570

Note 10 - Employee pension

The employee pension in the Company generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $796,977 contributions of employment benefits, including pension during the nine months ended March 31, 2008. The Company made $685,860 in contributions of employment benefits, including pension during the nine months ended March 31, 2007.

Note 11 - Shareholders' equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 16,447,019 (pre-split) shares of common stock for a purchase price of approximately $1.43 per share or a total of $23,549,200.

As of June 30, 2007, $2,097,490 of the proceeds was held in the escrow account. After the Company appointed a majority of independent directors, the restricted cash of $2,097,490 was released to the Company as of March 31, 2008.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company will be required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company is capped at 8% of the total investment amount paid by the investors. Penalties were expensed as incurred and totaled $1,883,936 through December 31, 2007. This quarter, the Company paid cash of $436,000 and issuing 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The fair value of the warrants was calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: market price $5.76, 5 years term, volatility of 42%, risk free rate of 3.45% and no dividends. Pursuant to SFAS 133 “Accounting for Derivatives”, warrants with a conversion feature denominated in a currency different in the functional currency expose the Company to foreign exchange risk and trigger liability accounting. Therefore, the Company recorded $1,447,936 liability on the grant date, the Company revaluated the warrants on March 31, 2008, recording a gain of $88,284 for the changes of fair value.

Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. The 4% cap applies only to the penalty for having outstanding related party transaction at December 31, 2006. Penalties were expensed as incurred and totaled $941,968 through December 31, 2007. This quarter, the Company reached a settlement with investors who agreed to waive all penalties due. Therefore, the Company reversed the accrual and recognized a gain of $941,968 which is included in other income in the accompanying financial statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

Under the terms of the Agreement, the Company is required to meet various performance targets for the next two years. If the Company fails to meet those targets, the Company’s controlling shareholder and CEO, agreed to transfer his personal shares in the Company stock to each shareholder who is party to a Purchase Agreement up to 112% of the number of shares issued to such shareholder in the private placement.

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

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life
Outstanding, June 30, 2007	650,547	-	4.23	5.00
Granted	576,425	576,425	$5.76	5.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2008	1,266,972	576,425	$4.95	5.00

On July 17, 2007, the Company affected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarter Report on Form 10-Q for the quarter ended March 31, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarter Report on Form 10-Q for the quarter ended March 31, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this quarter report on Form 10-Q.

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

Business Overview

We are a leading offset printing equipment provider in China. Through our two principal operating subsidiaries headquartered in Beijing, China, we design and manufacture offset printing equipment used in the three stages of the offset printing process:  (i) “pre-press”, with the manufacture of a printing plate as the end result; (ii) “press”, which involves the transfer of an image by applying pressure to an inked surface resting upon a media, the areas which print absorb ink while all other areas repel ink; and (iii) “post-press”, which refers to peripheral equipment used to cut, fold, bind and collate printed materials.  We produce single-color and multi-color presses which are available in both small-format and large-format. We combine technical innovation and precision engineering to offer a broad range of quality and durable offset printing equipment at competitive prices.

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

We have an integrated marketing, sales and service team of over 200 employees covering seven regional markets in China. We believe we have one of the largest distribution and service networks in China consisting of over 80 sales agents in over 60 cities in China. We offer trade shows, exhibitions, seminars and training programs. In addition, we offer pre-sale services including consulting clients on budgeted best-fit solution based on print work type and size, as well as post-sales standard one-year warranty and replacement parts distributed locally to assure minimal downtime for our customers.

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

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2008 AND 2007:

Net Revenue. Net Revenues were $16.0 million for the three months ended March 31, 2008, an increase of $6.4 million, or 66.1%%, compared to $9.7 million for the same period last year. This increase in net revenue was mainly attributed to increases in both the unit price and number of units sold, especially multi-color printing machine item DY474, DYA452, PZ4660, which are over 50% of our total net revenue. The market demand for multi-color presses continued to grow during the three months ended March 31, 2008. We do not typically raise the prices of existing products but rather offer new products at higher prices than existing products, which has the effect of pushing up the total average prices of our products. At the same time, we continued to shift our strategic focus in development from single color presses that are offered at lower prices to multi-color press that achieve a much higher price, as well as from small format to large format. The combined effect was a higher number of multi-color presses sold. Sequentially, revenue was down 39.4% from $26.4 million in the three months ended December 31, 2007 due to the seasonality of our business. The January-March quarter traditionally is our lowest sales season because business activities stopped or slowed during the Chinese New Year period.

Cost of Sales. Cost of sales was $7.8 million for the three months ended March 31, 2008, an increase of $2.2 million, or 39.4%, compared to $5.6 million for the same period last year. This increase was less than the increase in net revenue. As a percentage of net revenue, the costs of sales for the three months ended March 31, 2008 and 2007 were 48.9% and 58.3%, respectively. The decrease in cost of sales as a percentage of net revenue was mainly attributed to decreased direct labor cost associated with higher productivity as some workers were shifted to produce large-format multicolor printing presses in the prior year and have now improved their efficiency in production.

Gross Profit. Gross profit was $8.2 million for the three months ended March 31, 2008, an increase of $4.2 million, or 103%, compared to $4.0 million for the same period last year. The overall gross profit margin was 51.1% and 41.7% for the three months ended March 31, 2008 and 2007, respectively. This increase in gross profit percentage was the result of higher prices coupled with increased efficiencies of our production teams. New printer manufacturing equipment purchased during 2007 is now online which allows us to automate more of the production process. Our workers are now more experienced at producing multi-color machines and as a result the skill levels have increased. These two factors, in addition to our overall improvements in our manufacturing techniques, have resulted in improved gross profit margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $2.7 million for the three months ended March 31, 2008, an increase of $1.0 million, or 58.3%, compared to $1.7 million for the same period last year.  Selling expenses rise as revenues rise because our sales staff are paid based on a performance compensation scheme. Approximately $0.7 million of the increase was due to increased general and administrative expenses. As a percentage of revenues, selling, general and administrative expenses were 16.7% and 17.5% for the three months ended March 31, 2008 and 2007, respectively.

Research and Development Expense. Research and development expense for the quarters ended March 31, 2008 and 2007 was $0.2 million and $0.15 million, respectively. More materials for prototypes were purchased and used in the prior period which had the effect of driving up development expense.

Income from Operations. Income from operations was $5.3 million for the three months ended March 31, 2008, an increase of 140.8%, compared to $2.2 million in the same period last year. The increase was due to higher revenues and lower cost of sales as a percentage of revenues for the period as explained above.

Liquidated damage expenses. There were no liquidated damages for the period nor do we expect to have any liquidated damages moving forward. We booked a total of $1,177,460 in liquidated damage expenses in the three months ended March 31, 2007. In October 2006, we raised approximately $23.5 million by issuing shares in a private placement and agreed to (i) register the resale of those shares with the SEC within 90 days of the closing pursuant to a registration rights agreement and (ii) terminate identified related party transactions pursuant to a securities purchase agreement. Failure to file the registration statement resulted in a monthly cash penalty of 1% of the proceeds of the private placement with a cap of 8% and to timely terminate the related party transactions which resulted in a monthly cash penalty of 1% of the proceeds of the private placement with a cap of 4%. We reached the caps on the related party transactions penalties. The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. As of March 31, 2007, the Company had accrued $470,984 for the liquidated damages pursuant to the registration rights agreement and $706,476 pursuant to the securities purchase agreement. These amounts have been included in liquidated damage expenses on the income statement. This quarter, we have reached a settlement with investors who agreed to waive all penalties due. Therefore, we reversed the accrual and recognized a gain of $941,968 which is included in other income in the accompanying financial statements.

Other Income / Expense. Other expense was $0.99 million for the three months ended March 31, 2008, compared to $0.05 million for the same period in the prior year due to interest income exceeding interest expense for the period.

Provision for Income Taxes.  Provision for income taxes for the three months ended March 31, 2008 and 2007 were $0.8 million and $0.1 million respectively. Duoyuan China became obligated to pay income tax from January 1, 2006. The current income tax rate for Duoyuan China is 7.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 25% under the prevailing tax rule.

Net Income. Net income was $4.4 million for the three months ended March 31, 2008, an increase of 387%, compared $0.9 million in the same period last year. The increase was attributed partially to the improvement of operating profits as well as not having the exceptional liquidated damages expense which occurred in the prior period.

RESULTS OF OPERATIONS — NINE MONTHS ENDED MARCH 31, 2008 AND 2007:

Net Revenue. Net Revenues were $65.1 million for the nine months ended March 31, 2008, an increase of $16.5 million, or 34.0%, compared to $48.6 million for the same period last year. This increase in net revenue was mainly attributed to continued growth in sales of our multicolor offset printing presses as well as to increased unit pricing. The market demand for multicolor presses continued to grow during the nine months ended March 31, 2008. Additionally, we kept expanding our sales network for multi-color presses. The combined effect was a higher number of multi-color presses sold. The top selling units making up greater than 50% of total revenues for the period were all multi-color offset printing presses: DY474, PZ4660, DY452, DY456 and DY4101.

Cost of Sales. Cost of sales was $31.2 million for the nine months ended March 31, 2008, an increase of $4.2 million, or 15.4%, compared to $27.1 million for the same period last year. This increase was lower than the increase in net revenue. As a percentage of net revenue, the costs of sales for the nine months ended March 31, 2008 and 2007 were 48.0% and 55.7%, respectively. Raw materials as a percentage of total cost of sales is approximately 88.9%, and it declined by 2% for this period over the prior year. The other factor affecting Cost of Sales is the product mix. In the prior year the top 5 models sold in this period constituting greater than 50% of both revenue and cost of sales were multi-color offset printing press products DY747, DYA52, PZ4660, DY174 and the pre-press CTP product.

Gross Profit. Gross profit was $33.9 million for the nine months ended March 31, 2008, an increase of $12.3 million, or 57.2%, compared to $21.5 million for the same period last year. The gross profit margin as a percent of sales was 52.0% and 44.3% for the nine months ended March 31, 2008 and 2007, respectively. This increase in gross profit percentage was the result of increased sales revenue and increased efficiency in our production teams in producing the multi-color printers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were approximately $10.3 million for the nine months ended March 31, 2008, an increase of $3.3 million, or 46.8%, compared to $7.0 million for the same period last year.  Most of the increase (approximately $2.5 million) came from an increase in general and administrative expenses due to a $0.6 million net increase over the prior period for rental expenses which in the prior period were offset by rental income. The major selling, general and administrative expenses as a percent of the total for the period were sales performance based compensation 27.1%, administrative salaries 15.1%, travel & goods transportation 12.8% and distributor bonuses 9.8%. As a percentage of revenues, selling, general and administrative expenses were fairly constant at 15.8% and 14.4% for the nine months ended March 31, 2008 and 2007, respectively.

Research and Development Expense. Research and development expense for the nine months ended March 31, 2008 and 2007 was $0.6 million and $0.9 million, respectively. More materials for prototypes were purchased and used in the prior period which had the effect of driving up development expense.

Income from Operations. Income from operations was $23.0 million for the nine months ended March 31, 2008, an increase of $9.4 million or 68.5%, compared to $13.7 million in the same period last year. The increase was due to the fact that our cost of sales grew at less than half the rate of our revenues for the reasons explained above.

Liquidated damage expenses. There were no liquidated damages for the period nor do we expect to have any liquidated damages moving forward. We booked $1,177,460 in liquidated damage expenses in the three months ended March 31, 2007. In October 2006, we raised approximately $23.5 million by issuing shares in a private placement and agreed to (i) register the resale of those shares with the SEC within 90 days of the closing pursuant to a registration rights agreement and (ii) terminate identified related party transactions pursuant to a securities purchase agreement. Failure to file the registration statement resulted in a monthly cash penalty of 1% of the proceeds of the private placement with a cap of 8% and to timely terminate the related party transactions which resulted in a monthly cash penalty of 1% of the proceeds of the private placement with a cap of 4%.  We reached the caps on the related party transactions penalties. As of March 31, 2007, the Company had accrued $470,984 for the liquidated damages pursuant to the registration rights agreement and $706,476 pursuant to the securities purchase agreement. This quarter, we have reached a settlement with investors who agreed to waive all penalties due. Therefore, we reversed the accrual and recognized a net gain of $235,492 for the nine months ended March 31, 2008 which is included in other income in the accompanying financial statements.

Other Income / Expense. Other income was $0.6 million for the nine months ended March 31, 2008, compared to other expense of $0.3 million for the same period in the prior year. Other expenses were mainly finance expenses incurred by Duoyuan China. During the nine months ended March 31, 2007, Langfang Duoyuan had some non-operating income from rental income to offset the other expenses. Otherwise, this expense is interest expense related to the loans used in funding working capital.

Provision for Income Taxes.  Provision for income taxes for the nine months ended March 31, 2008 and 2007 were $2.0 million and $1.1 million, respectively. Duoyuan China started to pay income tax January 1, 2006. The current income tax rate for Duoyuan China is 7.5% of taxable income. The current income tax rate will last until December 31, 2008, after which the income tax rate will be 25% under the prevailing tax rule.

Net Income. Net income was $20.4 million for the nine months ended March 31, 2008, an increase of 87.2%, compared to $10.9 million in the same period last year. The overall increase was attributed to better operating profits explained above as well as not having the exceptional liquidated damage expenses which occurred in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied primarily on cash flow from financing activities and operating activities for our capital requirements for the three months and nine months ended March 31, 2008. As of March 31, 2008 and June 30, 2007, we had cash and cash equivalents of $16.2 million and $7.8 million, respectively. As of March 31, 2008, our accounts receivable amounted to $29.2 million and inventories amounted to $23.9 million. Our working capital was approximately $50.8 million and our equity was $85.8 million.

Net cash provided by (used in) operating activities. Net cash provided by operating activities for the nine months ended March 31, 2008 totaled $11.9 million, compared to net cash used in operating activities of $(7.8) million in the same period last year. The improved operating cash flow was mainly due to a $9.5 million increase in net income offset by a $6.2 million increase in accounts receivables for the nine months ended March 31, 2008 over the prior year.

Net cash used in investing activities. Our main uses of cash for investing activities are prepayments for equipment purchases and payments related to the launch of a new post-press product. Net cash used in investing activities was $6.1 million for the nine months ended March 31, 2008, compared to net cash used in investing activities of $10.1 million in the same period last year. Management believes that the growing Chinese economy will lead to a demand in not only print media but also a growth in logistics, which would it turn lead to more demand for packaging. After researching China’s logistics growth and opportunities we decided to expand the post-press segment of our business by investigating the corrugated packing machine business. We have identified certain technologies which we believe would allow us to make better quality packing machines with lower cost and greater efficiency. We are currently finalizing the purchase terms for these technologies from a third party and expect to enter into an agreement in the second half of the 2008 calendar year. Subject to our acquiring the related technology, we plan to build a new factory at our existing facilities in Langfang to manufacture cold set corrugated printing presses.

Net cash provided by financing activities. Net cash provided by financing activities were $1.7 million for the nine months ended March 31, 2008, compared to net cash provided by financing activities of $17.5 million in the same period last year which were mainly due to the private placement in 2006. We did not engage in any private placement activities during the nine months ended March 31, 2008.

As of March 31, 2008, the maturities for the bank loans are as follows:

	March 31,	June 30,
	2008	2007
Loan from Bank of Agriculture, Chongwen branch due
March 13, 2009. Quarterly interest only payment at
8.570% per annum, secured by plant and machinery	$1,428,000	$1,315,000

Loan from Bank of Agriculture, Chongwen branch due
June 29, 2008. Quarterly interest only payment at
6.732% per annum, secured by plant and machinery	2,856,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 12, 2008. Monthly interest only payment at
6.732% per annum, secured by plant and machinery	2,856,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch due
July 19, 2008. Monthly interest only payment at
7.227% per annum, secured by plant and machinery	3,998,400	3,682,000

Loan from Bank of Agriculture, Chongwen branch due
July 26, 2008. Quarterly interest only payment at
7.227% per annum, secured by plant and machinery	2,856,000	2,630,000

Totals	$13,994,400	$12,887,000

As shown in the above table, we had $14.0 million and $12.9 million in loans outstanding as of March 31, 2008 and June 30, 2007, respectively.  We plan to either repay the debt as it matures or refinance the debt with other debt.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has not entered into any off-balance sheet arrangements.

COMMITMENTS AND CONTINGENCIES

The contractual commitments presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of March 31, 2008. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Operating Lease Obligations	$153,100	$153,100	-	-	-

Duoyuan China had a five year office lease agreement with Duoyuan Water Environment (China). This agreement expired in December 2007. We renewed our office lease agreement on December 25, 2007 for a one year term. The future minimum rent commitment is $153,100.

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

On March 1. 2008, Mr. William Milewski was appointed Chief Financial Officer. Ms. Baiyun Sun stepped down and is Controller of the Company.

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

The value of the Renminbi, the main currency used in the PRC, fluctuates and is affected by, among other things, changes in China's political and economic conditions. In addition, the Renminbi is not readily convertible into US dollars or other foreign currencies.  All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. The conversion of Renminbi into foreign currencies such as the dollar has been generally based on rates set by the People's Bank of China, which are set daily based on the previous day's interbank foreign exchange market rates and current exchange rates on the world financial markets. Until 1994, the Renminbi experienced a significant devaluation against US dollars but since then the value of the Renminbi relative to the US dollar has remained stable. However, China recently adopted a floating rate with respect to the Renminbi, with a 0.3% fluctuation. As a result, the exchange rate of the Renminbi as of March 31, 2008 rose to 7.0028 against the dollar, amounting to a 10.3% appreciation of the Renminbi as compared to 7.72 at March 31, 2007. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in Risk Factors, below.

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

Interest Rate Risk

We have $13,994,400 outstanding on our bank lines of credit which is subject to interest rate risk as of March 31, 2008.

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

(b)    INTERNAL CONTROLS

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with the first fiscal year ending on or after December 15, 2007, to assess the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of fiscal year ending on or after December 15, 2007. We have not completed our assessment of the effectiveness of our internal controls.

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

The printing equipment industry is extremely competitive and is characterized by rapid technological changes. Our printing presses compete against several top-tier domestic companies and international companies, particularly German and Japanese companies. We believe the main competitive advantages of our overseas competitors are in their branding, financial capability, quality, design and functionalities; however, these advantages are offset by the prices of their products, which are generally three to four times higher than those of the presses produced by Chinese domestic companies. In recent years, Chinese domestic companies have been improving in terms of quality, design and functionalities, while still maintaining their price advantage.

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

Our long-term business strategy relies on the expansion of our international distribution network by targeting distributors outside of China, such as in Africa, the Middle East and other parts of Asia. Risks affecting our international expansion include challenges caused by geographic distance, language and cultural differences and the burdens of complying with a wide variety of laws and regulations which are different than those to which we are accustomed, including international import and export legislation, foreign tax consequences, trade and tariff restrictions, quotas and other market barriers. These risks could result in unexpected costs associated with penetrating, operating in and servicing international markets, which could in turn materially and adversely affect our business and financial condition.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash and cash flow from operations will be sufficient to meet our present and reasonably anticipated cash needs. We may, however, require additional cash resources due to changed business conditions, implementation of our strategy to expand our manufacturing capacity and product offerings (for example, our plans to expand on our existing property to build a packaging equipment factory) or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution of your holdings. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

For the years ended June 30, 2005, 2006 and 2007, purchases from our largest supplier accounted for 8.9%,  13.3% and 9.5%, respectively, of our total of raw materials and component purchases. For the same periods, our five largest suppliers combined accounted for 38.0%, 48.0% and 41.0%, respectively, of our total raw materials and component purchases. If any supplier is unwilling or unable to provide us with high quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. Our inability meet the qualifications and standards required by our customers or inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. The prices of required raw materials and components could also increase, and we may not be able to pass these price increases on to our customers. If any of these events occur, our competitive position, reputation and business could suffer.

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

Our net sales have grown from $26.5 million in fiscal 2005, to $43.7 million in fiscal 2006 and to $68.4 million in fiscal 2007. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new products, enhance our technological capabilities, satisfy customer requirements, execute our business plan or respond to competitive pressures. To successfully manage our growth, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers, sales and marketing personnel and financial and information technology personnel;

•	implement additional and improve existing administrative, financial and operations systems, procedures and controls;

•	continue to enhance manufacturing and customer resource management systems;

•	continue to expand and upgrade our multicolor presses;

•	manage our investments into expanding and building new facilities, including the packaging equipment factory for corrugated machinery we are currently preparing for construction;

•	manage multiple relationships with foundries, distributors, suppliers and certain other third parties; and

•	manage our financial condition.

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

The loss of key personnel, the failure to attract or retain specialized technical and management personnel, the absence of an employment agreement with our Chief Executive Officer, his failure to devote sufficient time to our business, and the recent loss of our Chief Financial Officer could impair our ability to grow our business.

We rely heavily on the services of our key employees, including Wenhua Guo, our Chief Executive Officer, who does not have an employment agreement, and in addition, our engineers and other key technical personnel are a significant asset and are the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly technical personnel, is intense in the industry in which we operate. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth. We recently announced the departure of our Chief Financial Officer, who stepped down on December 20, 2007. In China there is competition for senior financial executives familiar with U.S. GAAP and during the time period before we hired a permanent Chief Financial Officer, and for a transition period even after that, certain of the Company’s projects were subject to delay or put on hold which may have a material adverse effect on our financial condition and operating results.

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

The newly enacted PRC tax law affects tax exemptions on dividends received by us and increases the enterprise income tax rate applicable to us.

We are a company incorporated in Wyoming and we get all of our interests from our Chinese subsidiary. According to the PRC enterprise income tax law applicable prior to January 1, 2008, dividends derived by foreign legal persons from business operations in China were not subject to the Chinese enterprise income tax. However, such tax exemption ceased after January 1, 2008, when the new PRC Enterprise Income Tax Law and its implementation rules became effective. In addition, under the new tax law, if an enterprise incorporated outside China has its “de facto management organization” located within China, such enterprise would be recognized as a Chinese tax resident enterprise and thus would be subject to enterprise income tax at the rate of 25% on all its income on a worldwide basis. According to the Implementing Rules of PRC Enterprise Income Tax Law, “de facto management organization” means organizations implementing substantive and comprehensive management and control over the production and business operations, staff, accounts and property of an enterprise. As substantially all members of our management are located in China, we would be considered a Chinese tax resident enterprise and therefore subject to an enterprise income tax rate of 25% on our worldwide income, excluding dividends received directly from another Chinese tax resident. As a result of such changes, our historical tax rates will not be indicative of our tax rates for future periods.

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

The application of this new regulation remains unclear with no consensus currently existing among leading Chinese law firms regarding the scope or the applicability of the CSRC approval requirement. Commerce & Finance Law Offices, which we have engaged in relation to these CSRC rules, has advised us that, based on the their understanding of current Chinese laws, regulations and rules, including the new M&A rule and the CSRC procedures announced on September 21, 2006:

☐	The CSRC currently has not issued any definitive rule or interpretation requiring offerings like this offering pursuant to this prospectus to be subject to this new procedure; and

☐
Considering that we completed our restructuring and established its overseas holding structure and completed its restructuring before September 8, 2006, the effective date of the new M&A rule, this regulation does not require an application to be submitted to the CSRC for its approval of this offering of our shares and their listing and trading on the OTC Bulletin Board unless we are clearly required to do so by possible later rules of the CSRC.

If the CSRC requires that we obtain its approval prior to the completion of this offering, this offering will be delayed until we obtain CSRC approval, which may take several months or may be unattainable. If prior CSRC approval is required but not obtained, we may face regulatory actions or other sanctions from the CSRC or other Chinese regulatory agencies. These regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other Chinese regulatory agencies may also take actions requiring us, or making it advisable for us, to halt this offering before settlement and delivery of the shares offered hereby. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that settlement and delivery may not occur.

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

Our majority shareholder, Duoyuan Investments Limited, is wholly owned by Wenhua Guo, who is our Chairman and a PRC citizen as defined in the SAFE Rules. We have asked Mr. Guo, and will ask our future shareholders and beneficial owners who are Chinese residents, to make the necessary applications and filings as required under Notice 75 and other related rules. Mr. Guo has submitted the application and the review process is underway but not yet complete as he has not yet received his registration certificate, so we cannot provide any assurances that he can obtain such SAFE registration. Moreover, due to uncertainty concerning the reconciliation of Notice 75 with other approval or registration requirements, it remains unclear how Notice 75, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We will attempt to comply, and attempt to ensure that Mr. Guo and our future shareholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Notice 75 or other related rules. The failure or inability of our Chinese resident shareholders or beneficial owners to register with the SAFE in a timely manner pursuant to the SAFE Rules, or the failure or inability of any future Chinese resident shareholders or beneficial owners to make any required SAFE registration or comply with other requirements under the SAFE Rules, may subject these shareholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries (including using the proceeds from this offering for these purposes), limit our Chinese subsidiaries’ ability to pay dividends to us, repay shareholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

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

Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of March 31, 2008, the Company had statutory reserves of $3,282,601 and total shareholder equity in the amount of $87,189,449. As a result of these Chinese laws and regulations, each of our operating subsidiaries is restricted in its ability to transfer a portion of its net assets to us whether in the form of dividends, loans or advances. Limitations on the ability of our operating subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

We rely upon certain proprietary confidential information, trademarks, unpatented know-how, unpatented trade secrets and improvements and continuing technological innovation to develop and maintain our competitive position. In addition, we currently have four patents that we use in our business and additional patent applications pending. Competitors may claim that one or more of our products or our various processes infringe upon their patents or other intellectual property. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our affected products or otherwise limit our freedom to operate. The legal protection of intellectual property in China is significantly more limited than in the United States and many other countries and may afford us little or no effective protection.

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

We are incorporated in Wyoming, our operating subsidiaries are formed under Chinese law and all of our assets are located in China. In addition, all of our officers, directors are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of United States courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state. Furthermore, an original action may be brought in China against our assets and our subsidiaries, our directors and executive officers and experts named in this prospectus only if the actions are not required to be arbitrated by Chinese law and only if the facts alleged in the complaint give rise to a cause of action under Chinese law. In connection with any such original action, a Chinese court may award civil liability, including monetary damages.

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
Shares

Name	Shares	Date
Investors under the Securities	6,132,601	November 2, 2006
Purchase Agreement described
below

Options and Warrants

Options

None

Warrants

Name	Shares	Date
CCG Investor Relations Partners, LLC	37,288	October 9, 2006
Roth Capital Partners, LLC	613,260	November 2, 2006
Shareholders in the Securities Purchase
Agreement described below	576,425	December 31, 2007

Duoyuan China entered into a stock purchase warrant with CCG Investor Relations Partners, LLC, or CCG dated October 9, 2006, under which the Company granted CCG the right to purchase up to 37,288 shares of Duoyuan China at a price of $4.61 per share.

On October 24, 2006, the Company entered into a Securities Purchase Agreement with unrelated investors pursuant to which the Company issued an aggregate of 6,132,601 shares of its restricted common stock on November 2, 2006 for a per share purchase price of approximately $3.84 or an aggregate purchase price of approximately $23.5 million. The financing was conducted through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act. The securities sold pursuant to the Purchase Agreement have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements.

At the closing, as part of the compensation to our placement agent, Roth Capital Partners, LLC, or Roth Capital, we issued to Roth Capital warrants to acquire 613,260 shares, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $4.21, have a term of five years and will permit cashless or net exercise at all times. The shares of common stock issuable upon the exercise of the warrants will be included in the resale registration statement described above.

Concurrently with the execution of the Purchase Agreements, the Company and the investors entered into a Registration Rights Agreement, pursuant to which the Company is required to file a resale registration statement for the purposes of registering the resale of shares of our common stock issued at closing, shares of our common stock issuable upon the delivery of certain additional shares required under the Purchase Agreement, if any, and upon the exercise of the warrants.

In addition, in January 2008 we issued to 25 of our shareholders who had participated in the Purchase Agreement described above warrants to purchase a total of 576,425 shares of our common stock in settlement of certain penalties incurred therein. The warrants are dated as of December 31, 2007 and have a strike price equal to $5.76, a term of five years starting on June 30, 2008 and are exercisable at any time after June 30, 2008 on a cashless basis at all times.

On October 24, 2006, the Company entered into a Securities Purchase Agreement with unrelated investors pursuant to which the Company issued an aggregate of 6,132,601 shares of its restricted common stock on November 2, 2006 for a per share purchase price of approximately $1.43 or an aggregate purchase price of $23,549,200. The financing was conducted through a private placement to accredited investors and is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, the “Securities Act”. The securities sold pursuant to the Purchase Agreement have not been registered under the Securities Act or any state securities laws and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The disclosure in the current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

At the closing, as part of the compensation to our placement agent, Roth Capital Partners, LLC, we issued to Roth Capital warrants to acquire 613,260 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years and will permit cashless or net exercise at all times. The shares of common stock issuable upon the exercise of the warrants will be included in the resale registration statement described above.

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

10.2
Loan Agreement, dated September 3, 2005, between Duoyuan Digital Printing Technology Industry (China) Co., Ltd.and Agricultural Bank of China (incorporated by reference from the current report on Form 8-K filed on September 6, 2006).

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

ASIAN FINANCIAL, INC. (Registrant)

Date: May 16, 2008	By:	/s/ WENHUA GUO
Wenhua Guo,
Chief Executive Officer

Date: May 16, 2008	By:	/s/ WILLIAM MILEWSKI
Mr. William Milewski,
Chief Financial Officer