Form 10-K
period 2008-06-30
ASIAN FINANCIAL INC
filed 2008-09-26
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

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

None.

Securities registered pursuant to Section 12(g) of the Act:
 None.

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
Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of December 31, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Company’s common stock, par value $0.001 per share, held by non-affiliates was approximately $96.0 million, based upon the price of $3.84 per share, as determined by the purchase price paid by certain of our shareholders for the Company’s common stock on November 2, 2006 in a private equity purchase transaction.

There were 25,000,050 shares of the registrant’s common stock issued and outstanding as of September 22, 2008.

 ASIAN FINANCIAL, INC.

FORM 10-K

i

PART I

Special Note Regarding Forward-Looking Statements

This document and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. The words “expect,” “estimate,” “anticipate,” “predict,” “believe” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s financial condition or results of operations. The readers of this document are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks, uncertainties and other factors is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the audited consolidated financial statements of the Company and related notes set forth elsewhere in this Annual Report.

Item 1.	Business.

Asian Financial, Inc., a Wyoming corporation, is a leading offset printing equipment provider in the People’s Republic of China (“China” or the “PRC). Through two principal operating subsidiaries headquartered in Beijing, China, Asian Financial, Inc. designs and manufactures offset printing equipment used in the three stages of the offset printing process, namely pre-press, press and post-press. The activities of Asian Financial, Inc. are conducted principally in the PRC. Unless otherwise indicated, references in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” or the “Company” means Asian Financial, Inc. and its subsidiaries.

We were originally organized under the law of the State of Nevada on August 10, 1998. On July 27, 2005, we merged with Asian Financial, Inc. (“AFI”), a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming.

The Company’s principal executive officers are located at 4/F, No. 3 Jinyuan Road, Daxing District Industrial Development Zone, Beijing, People’s Republic of China. Our website address is www.duoyuan.com. The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available, free of charge, on the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

The Acquisition of Duoyuan

On October 6, 2006, we completed an acquisition of Duoyuan Digital Printing Technology Industries (China) Co., Ltd. (“Duoyuan China”), pursuant to that certain Equity Transfer Agreement, and Duoyuan China became our wholly-owned subsidiary (the “2006 Equity Transfer”). The purpose of the 2006 Equity Transfer is to make Duoyuan China a public company through a reverse merger. Since our inception and prior to the 2006 Equity Transfer, pursuant to which we acquired the printing press business (namely 100% of Duoyuan China and its subsidiaries), we were a shell company without operations, revenues and employees, other than officers and directors. Our primary activity prior to the 2006 Equity Transfer was to seek merger or acquisition candidates.

On November 2, 2006, we closed the transactions contemplated by that certain Securities Purchase Agreement dated October 24, 2006 by and among us and certain unrelated investors (the “Purchase Agreement”). In accordance with the Purchase Agreement, we issued an aggregate of 16,447,019 pre-split shares or 6,132,614 post-split shares of our common stock for a purchase price of approximately $1.43 (pre-split price) or $3.84 (post-split price) per share or an aggregate purchase price of $23.5 million. This private equity financing was made pursuant to the exemption from the registration provisions of Section 4 (2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

Our Principal Operating Subsidiary. Duoyuan China is our operating headquarter for strategic planning, management, financing, research and development, sales and marketing, after-sales services and other administration functions. Duoyuan China was originally established in the PRC in 2001 by Duoyuan Industries (Holding), Inc (“Duoyuan Industries”), which was incorporated in the British Virgin Islands. In September 2002, Duoyuan Industries entered into that certain Equity Transfer Agreement with Duoyuan Investments Limited (“Duoyuan Investments”), whereby Duoyuan Investments acquired 100% of Duoyuan China’s equity from Duoyuan Industries. Mr. Wenhua Guo is the sole stockholder of both Duoyuan Industries and Duoyuan Investments. The purpose of this equity transfer was to simplify and clarify the structure and operations of Duoyuan China.

Duoyuan China’s origin in offset press manufacturing can be traced back to 1994, when Beijing Duoyuan Electric Co. Ltd (“Duoyuan Electric”), a company established by Mr. Wenhua Guo, produced its first generation of single-color small-format offset presses. Besides printing press, Duoyuan Electric also manufactured water treatment equipment and fax machines. As the printing industry in China developed, Duoyuan Electric’s management took a long-term view on its printing press business and decided to spin off the printing business into a new entity. On June 21, 2001, Duoyuan China was established to focus on the development, manufacturing and marketing of printing equipment. Duoyuan China acquired only the relevant intellectual property and know-how relating to printing press manufacturing from Duoyuan Electric, with the remaining assets and liabilities retained by Duoyuan Electric (which continued to operate as a separate entity manufacturing water treatment equipment and fax machines). Duoyuan Electric operates in different industry sectors from Duoyuan China and does not compete with Duoyuan China.

Our Manufacturing Subsidiaries and Facilities. Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”), established in 2002, is our manufacturing base for pre-press and post-press products, as well as small-format press products. Duoyuan China first acquired a 5% capital interest in Langfang Duoyuan in 2002, then in 2005 acquired an additional 90% capital interest in Langfang Duoyuan. In both cases, the equity transfer was made by and the consideration was paid to entities controlled by Mr. Guo. Currently, the remaining 5% capital interest of Langfang Duoyuan is owned by an entity formed and controlled by Mr. Guo, Beijing Yinghang Yinlu Advertisement Co. Ltd., (“Huiyuan Duoyuan”), an original shareholder of Langfang Duoyuan.

Hunan Duoyuan Printing Equipment Manufacturer Co., Ltd. (“Hunan Duoyuan”) is our manufacturing base for large-format offset presses. Duoyuan China acquired Hunan Duoyuan in March 2004, in which Duoyuan China and Langfang Duoyuan acquired 88% and 12% of Hunan Duoyuan’s capital interest, respectively. Prior to this acquisition, Hunan Duoyuan, known as Hunan Printing presses Co., Ltd., was a state-owned enterprise founded in 1969. Hunan Duoyuan was historically one of three major large-format offset press manufacturers in China and was designated to produce multi-color presses. Duoyuan China acquired Hunan Duoyuan to acquire the customer base and production capacity for large-format offset presses.

None of the entities formed or controlled by Mr. Guo involved in the foregoing transactions engages in the same industry sector as Duoyuan China or competes with Duoyuan China.

The chart below shows our ownership structure, including our subsidiaries and affiliated companies.

Our Business

As a result of the 2006 Equity Transfer, the operations of Duoyuan China became our principal operations and the management of Duoyuan China became our management, and therefore all the information provided below includes the operations of Duoyuan China, which is now our subsidiary. We are a leading offset printing equipment provider in China. Our products cover all three stages of the offset printing process, namely pre-press, press and post-press. We currently commercially produce and sell pre-press and press products, and plan to begin commercial production and sales of our post-press products in 2010. We produce single-color and multi-color presses, which are available in both small-format and large-format.

We believe we are one of the leaders in the design and development of offset printing equipment and solutions in China. We have research and development centers staffed by nearly 200 engineers, which enables us to continuously launch new and improved products into the market.

Our sales and distribution network consists of over 200 sales professionals in over 60 cities and 23 provinces throughout China. We believe we have one of the largest sales and distribution network among our competitors in China.

In the pre-press segment, we offer thermal Computer-To-Plate systems (“CTP”), which transmit digital image data directly to a press plate from a computer. CTP technology offers better consistency and higher quality because it eliminates the risk for human errors. We believe that we are the first, and currently the only Chinese offset press producer to offer CTP at a commercial level.

In the offset press segment, we offer four types of sheet-fed offset presses: single-color small-format presses, single-color large-format presses, multi-color small-format presses and multi-color large-format presses. Our multi-color presses currently generate the majority of our press sales.

In the post-press segment, we have two products, namely automatic booklet maker and automatic cutter in trial production. We also plan to expand our post-press product offering by building a new factory in Langfang Duoyuan to manufacture cold-set corrugated printing presses.

Our operations in the PRC give us cost advantages, which enable us to offer our products at one-quarter to one-third the price of our international competitors. Our large-format presses are manufactured in our Hunan Duoyuan facility, while our small-format presses and pre-press and post-press products are manufactured at our Langfang Duoyuan facility.

We believe there are two major entry barriers for the printing equipment manufacturing market in China: (i) large amount of capital investment and (ii) high degree of technical know-how. The industry is particularly capital intensive due to the high production costs, and we believe the requisite industry technical knowledge is limited to a selected few manufacturers.

The Industry in Which We Operate

The Printing Industry in China

As PRC’s economy rapidly grows and its export sector booms, demands for publication printing, such as newspapers, magazines and books, and commercial printing, such as packages, corporate brochures, product categories, and conference materials, also grow. From 2001 to 2005, the total output of the printing industry grew at an average rate of 12% per annum, according to the Printing and Printing Equipment Industries Association of China (the “PEIAC”). In dollar value, in 2004, package printing is the largest category with nearly $13.5 billion in output, representing 36% of the total industry, with books and magazines printing and news paper printing representing the second and third largest categories, at approximately 25% and 16% of total output, respectively, according to PEIAC. This growth was largely driven by a combination of improved printing quality and lower prices on related services.

The printing industry in China is currently undergoing a transition from single-color printing to multi-color printing. A few years ago, most high quality multi-color printing was handled by large and sophisticated printing companies located in the coastal areas, especially in the Pearl River Delta region. Now, almost every major city has a suburban area with printing companies that can meet a wide spectrum of printing demands, from simple single-color printing to fairly high quality multi-color printing. Multi-color printing is becoming a mainstream capability that almost every printing company must have to sustain its market competitiveness.

The Printing Equipment Industry in China

The rapid development in the printing industry fueled the growth in demand for printing equipment in China. From 2002 to 2004, the output value of the PRC printing equipment industry grew at an average rate of 22% per annum, according to PEIAC.

The printing companies in China generally have two sources for printing equipment, namely domestic manufacturers and overseas manufacturers. Although the domestic printing equipment industry witnessed rapid growth during the past few years, the design and technical capacities of domestic printing equipment still cannot meet the end-user customers’ needs. Thus China still imports a large quantity of high-end printing equipment. According to PEIAC data, based on Chinese Customs Office statistics, China imported $1.7 billion worth of printing equipment in 2005 alone. This was about 1.4 times the amount of printing equipment made and sold domestically. The printing industry in China spent approximately $2.6 billion on printing equipment in 2005, which includes domestically made and imported printing equipment. This was an increase from $2 billion in 2001. Spending on printing equipment grew at an average rate of approximately t 11% per annum from 2002 to 2005. Leading domestic PRC printing equipment manufacturers are determined to compete with international competitors by investing in research and development to elevate their product quality. As a result, domestic PRC printing equipment manufacturers are gaining market share more quickly than overseas suppliers. The market share occupied by domestically made printing equipment increased from approximately 33% in 2002 to approximately 42% in 2005. The market trends show that imports of printing equipment are decreasing, while exports are increasing. In 2005, Chinese manufacturers exported $381 million worth of printing equipment, a 39% increase from 2004 and 9.5 times of that was exported five years ago.

Products, Technology and Solutions

We currently offer pre-press, press and post-press equipment. Below is a table of our current product offerings:

Category	Commercial Name	Model Code	Specifications/Paper Size
Pre-press	CTP System	DYCTP600I
		DYCTP800I	1160 x 940 mm	45.67 x 37.01 inch	A0
	CTP Developer	DYSB560	560 x 400 mm	22.05 x 15.75 inch
		DYSB650	650 x 550 mm	25.60 x 21.65 inch	A2

Single-color	Large Octavo Thin	YP1A3A	440 x 320 mm	17.32 x 12.60 inch	A3
Small-format	Paper King	YP1A3B	440 x 320 mm	17.32 x 12.61 inch	A3
Press	Large Octavo Omnipotent King	YP1A3C	440 x 320 mm	17.32 x 12.62 inch	A3
	Large Octavo Note King	YP1A3D-NP*	440 x 320 mm	17.32 x 12.63 inch	A3
	Sexto Omnipotent King	DYA47C	470 x 360 mm	18.50 x 14.17 inch
		DY52C	520 x 360 mm	20.47 x 14.17 inch	B3
	Sexto Note King	DYA47D-NP*	470 x 360 mm	18.50 x 14.17 inch
		DY47C-NP*	470 x 360 mm	18.50 x 14.17 inch
		DY52D-NP*	520 x 360 mm	20.47 x 14.17 inch	B3
		DY56C	560 x 400 mm	22.05 x 15.75 inch
Single-color	Quarto Press	J4105	660 x 480 mm	25.98 x 18.90 inch	A2
Large-format		J4109	660 x 480 mm	25.98 x 18.90 inch	A2
Press		DYA174	740 x 540 mm	29.13 x 21.28 inch	B2
		DY174***	740 x 540 mm	29.13 x 21.27 inch	B2
		DY174-AL**	740 x 540 mm	29.13 x 21.28 inch	B2
Multi-color Press	2-color Large Octavo Press	YP2A3	440 x 320 mm	17.32 x 12.60 inch	A3
	2-color Sexto Press	DY252	520 x 360 mm	20.47 x 14.17 inch	B3
		DYA252**	520 x 370 mm	20.47 x 14.57 inch	B3
	2-color Quarto Press	DY274	740 x 540 mm	29.13 x 21.26 inch	B2
		DY274-AL**	740 x 540 mm	29.13 x 21.26 inch	B2
	4-color Large Octavo Press	YP4A3	440 x 320 mm	17.32 x 12.60 inch	A3
		DY452	520 x 370 mm	20.47 x 14.57 inch	B3
	4-color Sexto Press	DYA452**	520 x 370 mm	20.47 x 14.57 inch	B3
	4-color Quarto Press	PZ4660	660 x 480 mm	25.98 x 18.90 inch	A2
		PZ4660-AL**	660 x 480 mm	25.98 x 18.90 inch	A2
		DY474	740 x 540 mm	29.13 x 21.26 inch	B2
		DY474-AL**	740 x 540 mm	29.13 x 21.26 inch	B2

Post-press	Automatic Booklet Maker	DYPDZQ520	520 x 350 mm	20.47 x 13.78 inch	B3
Automatic Paper Cutter

*	with number-punching function
**	with alcohol dampening system
***	with high paper-collecting plate

Pre-press Printing Equipment

In pre-press, we currently produce CTP, plate developers and automatic plate punch-makers.

•
CTP. Digital formatting and processing, both of which are pre-press processes, play important roles in improving the printing quality and efficiency. Such level of quality and efficiency can be achieved through the use of CTP. Since its inception, CTP has quickly been adopted by commercial printing, package printing and newspaper printing companies in Europe and the U.S. In 2002, Chinese printing companies began using CTP. Because the price of CTP plates is much higher than that of traditional plates, CTP penetration in Chinese printing companies was relatively low. With increased investment in CTP plate technology, the output of CTP plates will increase and the price is expected to drop, thus boosting sales of CTP. Currently, the majority of CTP in China are imported from overseas suppliers, principally from Japan and U.S. We believe we are among the first few companies in China to develop CTP and the first offset press maker able to commercially produce them. We currently produce two models of CTP: the CTP600 and the CTP800. CTP800 has a higher configuration than CTP600. To date, all CTP sold were CTP800s.

•
Plate Developer and Automatic Plate Punch-Maker. We also produce traditional plate developers and automatic plate punch-makers. Traditional plate development is the transfer of an image onto a press plate. Plate developers are typically sold by us as an accessory to offset presses, not as a stand-alone product. Automatic plate punch-makers punch holes of specific measurements through a plate to fit different offset presses. We also sell automatic plate punch-makers as a complimentary product.

Sheet-fed Offset Printing Presses

In sheet-fed offset printing press, our products follow the European and U.S. style of manufacturing, and are built on solid framework and designed for heavy commercial printing work. Our offset presses have passed testing by the China National Printing presses Quality Supervision and Testing Center. We offer four types of sheet-fed offset presses:
•
Single-color Small-format Press. A single-color offset press has one set of press rollers dedicated to one color. To make color print with a single-color press, a sheet of paper typically must be processed four times, each time requiring precise adjustments for overprint, an obviously time-consuming and efficiency deficient form of printing. Generally speaking, a small-format offset press has a maximum sheet in-take width of equal to or less than 520 mm (24.47 inches). This type of press is typically best suited for end-users who are just moved into offset printing from type-set printing, or whose print demands are mostly single-colored, such as books. It requires low initial investment and low operating skills for simple print needs.

•
Single-color Large-format Press. A large-format offset press has a maximum sheet in-take width of larger than 520 mm (24.47 inches). It can also handle thick and ultra-thick paper sheet. A single-color large-format offset press is an entry-level solution for package printing. It requires relatively low initial investment and relatively low operating skills for simple package and multi-color printing needs.

•
Multi-color Small-format Offset Press. A multi-color offset press has more than one set of rollers. Most multi-color presses have four sets of rollers dedicated to four separate colors, typically black, magenta, cyan, and yellow, which are widely used to generate all different colors. A multi-color small-format offset press offers a relatively low-cost solution for higher quality and higher margin multi-color printing needs. It requires relatively higher operating skills. A multi-color small-format offset press is most suitable for a variety of multi-color printing needs such as corporate brochures, product catalogues, labels and small packages.

•
Multi-color Large-format Offset Press. This press combines multi-color with large paper sheet printing ability. This is the most robust printing solution and is suited for high quality, high margin, and timely printing needs. Multi-color large-format offset press requires the highest manufacturing skill and high operating skill. This type of press also requires a fair amount of high investment from the end-user customers.

Post-press Equipment

•
Automatic Paper Cutter. We are able to manufacture an automatic paper cutter that is typically packaged together with our offset presses. We plan to begin commercial production and sale of our automatic paper cutter in 2010.

•
Automatic Booklet Maker. We are able to manufacture an automatic booklet maker which combines the function of collating, folding, stitching and cutting paper into one machine. We plan to begin commercial production and sale of our automatic booklet maker in 2010.

•
Cold-set Corrugated Printing Press. We are in the preparation stages of building a factory at our Langfang facility to manufacture cold-set corrugated printing press that will be part of our post-press product offering with equipment that we believe can provide greater efficiency and energy savings to our customers.

Technology

We combine advance technical innovation and precise engineering to offer a broad range of high quality and durable offset printing equipment at affordable prices. We have proprietary technologies and applications that make our products stand out among our competitors in China. These technologies increase the quality of printing and reduce operator workload. We have accumulated and implemented many technologies and applications to our production, mainly associated with automation process as it relates to sheet-feeding and transfer, ink dispense, and overall centralized control ability. These technologies decrease error and increase efficiency.

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

Cam-controlled hem front design	Increases both printing speed and accuracy of sheet transfer.

Multiple front lay guides	Several groups of individually adjustable front lay guides increase efficiency of press while in operation.

The combination of front lay and transfer gripping sheet control and localizing technology	Combination improves operating stability and printing speed.

Photoelectric detecting and auto lock-up	Automatically detects errors during printing and stops press if necessary.

Double-diameter impression cylinders	Use large impression cylinders twice the size of normal impression cylinders, producing higher quality print work, particularly in multi-color printing and can also handle thicker paper.

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

CTP Technology

We have also developed proprietary technologies used in our CTP. These technologies enable better customization of each plate according to various customer requirements. This includes an open data interface technology that allows customers to use custom workflow control systems, multiple plate compatibility that allows various plate threshold ranges, and data storage network that can be shared for varying types of CTP plates.

Technology	Application and Function
Variable laser modulation
Modular-design enables various combinations of laser scanners assembled to match differing customer requirements. Increased number of laser scanners translates into faster speed and increased efficiency.

Intelligent data center
Ensures multiple outputs after one raster image processing and enables Tagged Image File Format, one of the most widely supported file formats for storing bit-mapped images on personal computers, to be transferred to any CTP through a network, to share resources.

Open data interface	Ability to select custom workflow control systems from different suppliers to match CTP needs.

User-friendly interface	Ensures simple and safe operation.

Plate-compatibility	Enables CTP to use various types of thermo-plates with 830 nano meter in wavelength and 120 - 140mj/cm2 in threshold range.

Solutions

We offer a range of products to printing companies with various requirements, at different stages and within pre-determined operating budgets. Our ability to offer complete and flexible solutions, ranging from low-cost, minimal operation skills for small print projects to more advanced, high-quality robust printing projects, is one of our key competitive advantages. The following table describes the range of our solution offerings.

Solution	Target Client	Features of Solution
1) Economy	Transitioning from type-set printing to offset printing	Requires small investment, lower operation skills and small space, but generates quick return on investment. Products include: Plate Developer, Small-size single-color offset press, Cutter.

2) Premium	Thick paper and/or multi-color printing	Generates high quality printing and handles thick and ultra-thick paper. Products include: CTP, Plate Developer, Single-color small-format offset press, Automatic Booklet Maker, Cutter.

3) Note Printing	Large amount of commercial note printing such as invoices, receipts, etc., printing work and multi-color printing work
Handles extra-thin paper and reduces paper waste associated with thin- and extra-thin paper printing. Modular design enables multiple projects to be processed simultaneously. Products include: CTP, Plate Developer, Single-color small-format offset press, and Cutter.

4) Multi-color	High quality and higher margin multi-color print projects	Offers high quality printing at reasonable prices. Products include: CTP, Plate Developer, Multi-color offset press, Automatic Booklet Maker, and Cutter.

5) Packaging	Small-format package print	Offers high quality package print solution at affordable price. Products include: Single-color large-format offset press.

6) Advanced	Highest quality and timely printing tasks	Requires very low operating expenses with highest quality output. Products include: CTP, Plate Developer, Multi-color offset press, Automatic Booklet Maker and Cutter.

Research & Development

Research and Development Centers. Historically, our research and development center was located at our Beijing headquarters. Our research and development emphasis in the initial years was to invent new printing press models, especially multi-color presses, and add new functionalities to existing products. Beginning in 2006, our research and development emphasis gradually shifted to improving existing printing presses’ features and performances based on customers’ feedback. This required our research and development to be closer to production facilities so that improvements can be effectively and timely reflected in production. Therefore, in late 2006, we split the research and development center into two and installed one research and development center at each of Langfang Duoyuan and Hunan Duoyuan. The research and development center at Langfang Duoyuan occupies approximately 26,900 square feet of floor space and has a team of 123 engineers as of June 30, 2008. Langfang Duoyuan research and development center mainly focuses on improving our small-format presses, as well as development of new press models and pre-press and post-press equipment. The research and development center at Hunan Duoyuan occupies approximately 32,280 square feet of floor space and has a team of 69 engineers as of June 30, 2008. Hunan Duoyuan research and development center mainly focuses on improvement of large-format presses. Since Hunan Duoyuan is also the production base for some of the key components used in our production, Hunan Duoyuan research and development center is also engaged in development and improvement of foundry casting technique and mechanical processing technique. The expertise of our engineers covers a broad range of disciplines, including printing theory, image processing, mechanical engineering, automation, and computer sciences. We hire experienced engineers from other major printing equipment manufacturers in China. These engineers have spent decades in offset printing product designs and development, and help guide our research and development efforts as well as supervise overall design. We employ engineers who are knowledgeable in the latest technologies and aware of market demands. We believe these engineers’ experience and work ethics form the basis for high design quality and sound design structure, on which our products are based.

Our research and development expenses increased from $1.0 million in each of the years ended June 30, 2006 and 2007, to $1.7 million in the year ended June 30, 2008. Our research and development expenses account for 2.4%, 1.5 % and 1.9% of our revenues in the years ended June 30, 2006, 2007 and 2008, respectively.

Software and Design Tools. We believe our research and development centers are equipped with the best design and test tools in the industry. We installed and used Inventor 3D designing software for product design. We also established a software-based printing equipment simulation platform to test design and process control. Specific printing parts can be designed using the 3D software and exported directly onto the simulation platform where it is tested for practical applications. Such a simulation system drastically improves design efficiency and lowers cost for new product development.

File Management System. We apply a complete design process and file management system to better use and manage our research and development resources. Our research and development ideas come mainly from two resources. One is through tracking the latest design technologies and applications in the industry. The second and more important source is customer feedback. Our sales and distribution staff hold regular weekly calls with our major customers to determine market needs and changes. These ideas are collected, categorized, filed, and prioritized. We have project-based teams to work on each customer suggestion to determine feasibility. All research and development files are electronically stored and secured by our product documentation management system. This process improves design efficiency, consistency and accuracy, and also protects our intellectual property and know-how.

Strategic Relationships. In addition to our in-house research and development team, we have established long-term cooperation with Beijing Aeronautic Manufacturing Technology Research Institute and Xi’an Technology University.

End-User Service and Support

Due to the nature of the product offering, offset printing equipment requires reliable sales-related and post-sales services. Our representatives consult with customers and agents to craft an individualized solution based on the type and amount of printing needs of our end-user costumers, and also take into consideration pre-determined budget constraints. After product delivery, we are responsible for the installation and configuration of the machines. Our service team consists of staff from sales, service, and the research and development departments. The service team works around pre-determined timetables to ensure timely installation and operation. After a product is installed and operational, our service team performs trial runs to test performance and stability to the customers’ satisfaction. In addition, we provide training to our end-user costumers’ operators. For large-format machines, we often keep staff at distributor sites for a period of up to two weeks to assist with fulfilling initial orders and simultaneously provide in-depth individualized training. We provide this staffing upon distributor request.

Our products have warranty periods that last between six months to one year. During the post-sales periods, we maintain a parts supply distribution network and provide post-sales service. Our representative offices act as local distribution points for replacement parts and by producing our own key parts, we can offer end-users a 24-hour response time. We have a multi-tiered post-sales service process, where common problems are handled by our distributors, more sophisticated problems are handled by local representatives, and the most complex problems are handled from our Beijing headquarters. We also provide regular overhaul and upgrade services. This post-sales end-user focus is an integral part in determining the dynamics of the printing industry as it relates to market needs and changing demands.

As of June 30, 2008, we had more than 200 sales and service employees, providing customer service and support in over 60 cities and 28 provinces in China. Of these employees, 24 were maintenance technicians.

Manufacturing

We emphasize precision and quality in our production and assembly. Our Langfang facility is ISO 9001 and ISO 14001 certified, while our Hunan facility is ISO 9001 certified.

Our products are manufactured at our Langfang Duoyuan and Hunan Duoyuan facilities. Langfang Duoyuan focuses on small-format offset presses and pre-press and post-press products, while Hunan Duoyuan focuses on large-format offset presses. Both Langfang Duoyuan and Hunan Duoyuan are equipped with advanced and high-precision processing machines, tools and measuring devices. Both plants are staffed with skilled and experienced workers and apply quality assurance and quality control measures.

We source raw materials and parts from third-party suppliers and do not rely on any single primary supplier. We apply just-in-time in inventory management to improve quality and lower costs. Hunan Duoyuan has its own foundry plant to produce casting for its offset presses. We currently produce approximately 70% of our key parts in-house, while sourcing other more common off-the-shelf parts from suppliers.

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

Competition

Sheet-fed Offset Presses. We believe there are three tiers of products in PRC’s small-format sheet-fed offset press manufacturing sector: (i) top tier, (ii) middle tier and (iii) bottom tier. Top tier products generally have the following characteristics: advanced structural/mechanical designs, advanced automation levels, high printing efficiency, and high print quality. We believe companies manufacturing top tier products value research and development efforts and have strong internal research and development capacities. As the market demand for advanced machinery and products increases, the market share occupied by manufacturers of top tier products will also increase. Manufacturers of top tier products include: the Company, Liaoning Dazu Guanhua Printing Equipment Co. Ltd., Shandong Weifang Huaguang Printing presses Co. Ltd., Shandong Weihai Hamada Printing presses Co. Ltd., and Shandong Weihai Printing presses Co. Ltd.

Among our international competitors, Heidelberger Druckmaschinen AG is the only German press producer that still produces multi-color small-format presses. Japanese producers supply most of the small-format presses in the international markets, both single-color and multi-color models. Major Japanese small-format press suppliers include Hamada Printing Press Co., Ltd. and Ryobi, Ltd. Major Japanese large-format press producers include Komori Corporation, Mitsubishi Heavy Industries, Ryobi Limited, Sakurai Graphic Systems Corp, Shinohara Machinery Company, and Akiyama International Corp.

Large-format Presses. There are a few domestic PRC companies producing single-color large-format presses and of these many are not capable of producing multi-color large-format offset presses. Competition is mainly from overseas companies for domestic market share. Major domestic producers in this sector include Beiren Printing presses Holdings Limited, Shanghai Electric Group Printing & Packaging Machinery Co., Ltd., and Zhongjing Group.

German and Japanese companies have dominated the multi-color large-format press sector. German and Japanese companies represent the top five suppliers in the world, including Heidelberger Druckmaschinen AG, MAN Roland Druckmaschinen AG, Koenig & Bauer Group (KBA), Mitsubishi Heavy Industries, Ltd., and Komori Corporation. Other important producers include Shinohara Machinery Company, Sakurai Graphic Systems Corp, and Ryobi Limited from Japan, and Adast from Eastern Europe.

These German and Japanese producers possess stronger research and development capabilities and established recognition in the global market. Their products are more user-friendly to serve sophisticated needs of certain high-end customers. However, their products are typically priced three to four times as much as our products.
Seasonality

Our third fiscal quarter from January to March each year typically has the lowest revenue due to the Chinese Lunar New Year holiday, when our factories close for one week. Our distributors, who are mainly in China, also take their holidays during this time of the year. Typically our fourth fiscal quarter, following the Chinese Lunar New Year holiday, is our strongest quarter of the year because most Chinese businesses make planned purchases of capital goods to start the Chinese Lunar New Year.

Inflation

Inflationary factors, such as increases in our production costs and overhead costs, could impair our operating results. Until recently, China has not experienced significant inflation, and thus inflation has not had a material impact on our results of operations to date. According to the National Bureau of Statistics of China, the change in China’s Consumer Price Index was 1.8%, 1.5% and 4.8% in the years 2005, 2006 and 2007, respectively. The change in China’s Consumer Price Index increased to 7.7% in May 2008, but by August 2008 this change has decreased to 4.9%. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, rising inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of revenue if the selling prices of our products do not increase with these increased costs.

Marketing, Sales and Services

Sales Network. We have integrated sales, marketing, and service capabilities, with more than 200 employees as of June 30, 2008. At our headquarters, sales and service staff are divided into seven regional teams, covering Northeast China, North China, East China, Southeast China, Middle China, South China and Southwest China markets. We have established sales channels that we developed through our 18 local representative offices in 18 provinces with over 80 distributors in over 60 cities. All of our sales are accomplished through our distributors. As our local distribution network matures, some distributors have begun to assume responsibility for regional sales, thereby reducing the need for as many local representative offices in those areas. Our representatives are responsible for supporting our distributors’ sales efforts and providing sales service to our customers. Our sales network provides us with established access to end-user customers throughout China, enables us to respond to local market demand, allows us to effectively diversify our customer base and enhances our ability to further penetrate the market within a short period of time.

Exclusive Distributorship Agreements. We manage our distributors through distributor arrangements and provide incentives in the form of a performance-based year-end rebate system. We sign local distributor agreements for each local market and may also designate multiple distributors for various models in a single market. We have made conscious efforts to prevent a single distributor from covering too large a distribution territory, thus maintaining balance and variety between different distributors. Distributors of our single-color presses typically sell exclusively for us, while some distributors of our multi-color presses also sell offset presses of other suppliers. Our local representatives develop key local customers who in turn are referred to local distributors at the time of purchase. We do not extend credit for small-format press purchases. For large-format presses, distributors must pay in full or sign a definitive installment schedule before shipment. Installment schedules are usually six months. The maximum amount of credit that we may grant to a distributor is three times the monthly average sales we realized from that distributor during the previous year. Distributors may have a variety of payment arrangements with their end-user customers, but those arrangements do not affect our installment schedules. We assess each distributor’s credit worthiness on an individual basis depending on the relationship and credit history and lend products accordingly for display and demonstration purposes. The lending period typically varies from one to three months.

We enter into annual agency agreements with distributors. We regularly evaluate the performance of our distributors and terminate distributors that fail to meet their sales targets at the end of their agreement term so as to maximize our penetration of target markets and our sales opportunities. Our service staff calls our distributors weekly and senior management visits them annually to assist with their business strategy and strengthen the relationship.

Advertising and Exhibitions. We use advertisements and exhibitions to promote products to new customers and reinforce existing market positions. We advertise in industrial journals and publications to develop new markets and at the local level to support our local distributors. Industrial exhibitions are the most important means to promote our products and corporate image and provide opportunities for demonstration and new product offerings.

Pre-sales Service. Our sales and marketing efforts are closely integrated with pre-sales service activities. We provide several types of product brochures and materials to our distributors and potential and existing end-user customers in an effort to familiarize them with specific products and the benefits of our product offerings. We also regularly hold seminars and training programs focused on the latest developments in printing technologies, product implementation and related skills. Potential and existing distributors and long-term end-user customers can send staff to these seminars and training programs to learn how to master these technologies and skills and to practice on our demo products. These types of efforts help us to convert these potential end-user customers into buyers. We have also found that allowing potential end-user customers to test machines at our facilities leads to additional sales.

Customers

Our customers are local distributors who sell our products to printing companies as end-users. We have over 80 distributors. We have a diverse group of end-user customers throughout China for our products, and our sales are not concentrated in one or a few major distributors. In fiscal 2008, no single distributor accounted for more than 5% of our sales revenue, and our top five distributors accounted for less than 18% of our sales revenue. The change in the composition of our customer base each year has not been significant.

Financial Information about Products & Geographic Areas

Revenue breakdown by products

The following table summarizes the percentage of revenue generated by each product category:

	Year ended June 30,
	2006	2007	2008

Pre-press

Computer-to-plate system	5.3%	5.5%	3.5%

Press	—	—	—

Single-color Small-format	18.1%	8.8%	5.0%

Single-color Large-format	18.0%	14.3%	11.8%

Multi-color Small-format	19.4%	25.6%	28.6%

Multi-color Large-format	39.2%	45.8%	51.1%

Post- Press	—	—	—

Total	100.0%	100.0%	100.0%

Our sales of single-color presses as a percentage of revenue have been consistently declining while our sales of multi-color presses as a percentage of revenue have been consistently increasing. Sales of multi-color large-format presses as a percentage of revenue have been increasing particular fast.

Financial Information about Geographic Areas

The following table summarizes the percentage of revenue generated in our key regional markets:

	Year ended June 30,
	2006	2007	2008

North China	12.4%	13.0%	8.1%

South China	20.0%	18.0%	25.9%

Middle China	20.0%	22.0%	19.2%

East China	10.7%	13.7%	14.5%

Northeast China	6.4%	7.4%	8.0%

Northwest China	13.8%	14.2%	8.6%

Southwest China	15.5%	10.6%	14.2%

Outside China	1.2%	1.1%	1.5%

Total	100%	100%	100.0%

Almost all of our revenue has been generated within China. Overseas sales currently only represented about 1.5% of our net revenue. South China is our single largest and a fast-growing market, representing 25.9% of our revenue for the year ended June 30, 2008.

Intellectual Property

As of June 30, 2008, we had four patents registered with the China Patent Bureau: (1) a vacuum chamber paper sheet lifting and advancing device, with a duration of ten years starting from the date of application, May 22, 2003; (2) a single-fiber field pattern used in multi-color press imaging systems, with a duration of ten years starting from the date of application, May 22, 2003; (3) an offset print appearance design, with a duration of ten years starting from the date of application, January 31, 2005 and (4) an automatic offset press printing oil supply quick cleaning device, with a duration of ten years starting from the date of application, September 25, 2000. We have additional four patents pending acceptance by the China Patent Bureau. Over the past 13 years, we have received approximately 30 technology awards from the Chinese government, various industry association and consumer interest associations for our technology achievement and the quality and reliability of our products. In addition, our offset presses are endorsed by the China Consumer Protection Fund as reliable products. None of these associations are affiliated with us or compensated by us for such awards.

Environmental Regulations

Our manufacturing processes may generate noise and other industrial waste. We are subject to a variety of Chinese national and local environmental laws and regulations related to our operations, including regulations governing the storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. The major environmental regulations applicable to us include the Environmental Protection Law, the Prevention and Control of Air Pollution Law and related Implementation Rules, the Prevention and Control of Solid Waste Pollution Law and the Prevention and Control of Noise Pollution Law.

As of June 30, 2008, we were not a party to any legal proceedings involving PRC environmental laws and regulations.

Employees

As of June 30, 2008, we had 1,325 employees. All employees are based in China and are full-time employees, and most have executed employment agreements with us, which are governed by Chinese law. All of our employment contracts are for a fixed period of one year and may be renewed upon notice from an employee and with our consent. We will adopt a new form of employment contract pursuant to the PRC Labor Contract Law after the current employment contracts expire. After ten years of employment, an employee may enter into an employment agreement with us for an indefinite period of time. We may terminate an employment agreement for cause, without notice or severance. If we lay off an employee because of an economic downturn or terminate an employee because the employee is not suitable for the job or is not able to work due to sickness or injury, we are obligated to give 30-days advance notice or pay one month's salary in lieu of notice. In addition, we must pay such employee severance in the amount of one month’s salary for each year that he or she has served with us, subject to a maximum severance amount of 12 months’ salary. An employee may terminate his/her employment agreement without cause upon one month’s notice, or for cause without notice. The labor union of Duoyuan China has always maintained a cooperative relationship with us, and we are not a party to any collective bargaining agreement.

Item 1A.	Risk Factors.

Investment in our common stock involves risks. You should carefully consider the risks we describe below before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this Annual Report, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

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

Because virtually all of our assets are held by our operating subsidiaries, the claims of our stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of a bankruptcy, liquidation or reorganization of the Company, our assets and those of our subsidiaries’ will be available to satisfy the claims of our stockholders only after all of Duoyuan China’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

•
Small-Format Press Producers.  Our competition in the small-format offset press sector includes local companies such as Yingkou Gronhi Printing presses Co., Ltd., Yingkou Saxin Printing Machine Co., Ltd, Shandong Weifang Huaguang Printing presses Co., Ltd., Shandong Weihai Hamada (JV) Printing presses Co., Ltd. and Shandong Weihai Printing presses Co., Ltd. Our international competition includes Heidelberger Druckmaschinen AG, the only German press producer that still produces multi-color small-format presses, and Hamada Printing Press Co., Ltd. and Ryobi, Ltd., two major Japanese small-format press suppliers.

•
Large-Format Press Producers. Our competition for domestic market share in the large-format offset press sector is mainly from overseas companies including Beiren Printing presses Holdings Limited, Shanghai Electric Group Printing & Packaging Machinery Co., Ltd., and Zhongjing Group. Our international competitors are German and Japanese companies including Heidelberger Druckmaschinen AG, MAN Roland Druckmaschinen AG, Koenig & Bauer Group (KBA), Mitsubishi Heavy Industries, Ltd., and Komori Corporation.  Other important producers include Shinohara Machinery Company, Sakurai Graphic Systems Corp, and Ryobi Limited from Japan, and Adast, the largest manufacturer of printing press from Eastern Europe.

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

We face risks and difficulties due to our recent growth.

We will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development and experiencing significant growth, including our potential failure to:

•	implement our business model and strategy, and adapt and modify them as needed;
•	manage our investments into new businesses and expanding or building new facilities, including the factory for corrugated packaging equipment we are currently preparing for construction;
•	maintain our current, and develop new, relationships with distributors;
•	manage our expanding operations and product offerings;
•	maintain adequate control of expenses and inventory and receivables levels;
•	attract, retain and motivate qualified personnel;

•	protect our reputation and enhance customer loyalty;
•	implement additional and improve existing administrative, financial and operations systems, procedures and controls; and
•
anticipate and adapt to changing conditions in the offset printing industry as well as the impact of any changes in government regulation, technological developments and other significant competitive and market dynamics.

If we fail to successfully deal with these risks and difficulties, we could fail to achieve our revenue targets and could experience disruptions in our business, any of which could materially affect our business, financial condition and results of operation.

We may expand into new business areas in the future, such as expanding the post-press line of our business by entering the corrugated packing machine business, for which we have limited experience. If we fail to manage and grow our new businesses, our financial condition and results of operations may be materially and adversely affected.

We may expand into other business areas in the future for which we do not have significant experience and we may face additional risks and uncertainties if we fail to successfully enter into and manage these new businesses. One area of planned expansion is the corrugated packing machine business, for which we have designed and manufactured certain products but have yet to begin distribution and sales. Many factors, some of them beyond our control, could materially and adversely affect our ability to turn this business into a profitable business, including:

•	our limited experience in these new businesses;
•	the existence of larger more established competitors;
•	the potential inability to sell new products to existing customers or to locate new customers; and
•	any unexpected expenses and costs related to the expansion.

In addition, if we fail to manage and grow our post-press line of business or any other new businesses that we undertake, our business, financial condition and results of operations may be materially and adversely affected.

We typically do not have long term purchase contracts with our distributors, and they have in the past and could at any time in the future reduce or cease purchasing products from us, thereby harming our business, financial condition and operating results.

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

If the market for printing equipment does not grow at the rate we expect or at all, including due to a decrease in the demand for commercial printing services, our revenue and profitability may be materially and adversely affected.

We derive substantially all of our revenue from sales of our products in China. Our business’ development depends, in large part, on continued growth in the demand for quality printing equipment in China, including demand driven by providers of commercial printing services in China. Although this market has grown rapidly, the growth may not continue at the same rate. According to PIRA, the market for printing presses in China is projected to grow at a CAGR of 5.9% from 2007 to 2012 to reach $2.6 billion, which makes it the third largest printing presses market in the world. However, developments in our industry are, to a large extent, outside of our control.

A variety of factors, including economic, regulatory, political and social instability could contribute to a slowdown in the demand for quality printing equipment or commercial printing services with demand for commercial printing services highly correlated with general economic activities. In addition, we believe the average price charged for regular and low-end commercial printing services has been on the downward trend and the average selling price of offset presses, particularly less sophisticated single-color presses, has also been on the downward trend. As a result, if there is a decrease in demand for printing equipment, including as a result of decreased demand for commercial printing services, our overall sales revenue and operating results could materially suffer.

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

For the fiscal years ended June 30, 2006, 2007, and 2008 purchases from our largest supplier accounted for 13.3%, 9.5% and 12.0%, respectively, of our total of raw materials and component purchases. For the same periods, our five largest suppliers combined accounted for 48.0%, 40.0% and 34.0%, respectively, of our total raw materials and component purchases. If any supplier is unwilling or unable to provide us with high-quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. Our inability to meet the qualifications and standards required by our customers or inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. The prices of required raw materials and components could also increase, and we may not be able to pass these price increases on to our customers. For example, steel prices in China increased significantly during fiscal 2005, but dropped during fiscal 2006, lowering our materials costs as a percentage of revenue. If any of these events occur from time to time, our competitive position, reputation and business could suffer.

We may be unable to effectively manage our distribution network, and our business, prospects and brand may be materially and adversely affected by our distributors’ actions.

Our ability to manage the activities of our independent distributors is limited. Our distributors could take one or more of the following actions, any of which may have a material adverse effect on our business, prospects and brand:

•	sell products that compete with our products, including possibly counterfeit products utilizing the “Duoyuan” name;
•	sell our products outside their designated territory, possibly in violation of the distribution rights of other distributors;
•	fail to adequately promote our products;
•	fail to provide proper training and service to our end-user customers; or
•	violate the anti-corruption laws of China, the United States or other countries.

Failure to adequately manage our distribution network, or non-compliance by distributors with our distribution agreements could harm our corporate image among our end-user customers and disrupt our sales, which could result in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our distributors, including any violations of applicable law in connection with the marketing or sale of our products, including China’s anti-corruption laws and the U.S. Foreign Corrupt Practices Act, or the FCPA. In particular, we may be held liable for actions taken by our distributors even though all of our distributors are non-U.S. companies that are not subject to the FCPA. Our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products. If our distributors violate these laws, we could be required to pay damages or fines, which may materially and adversely affect our business, financial condition and results of operations. In addition, our brand and reputation, our sales activities or the price of our shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our distributors.

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

The printing equipment industry is characterized by evolving technological change, frequent new product developments, periodic product obsolescence, high industry standards, changing information technologies and evolving distribution channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may fail to adapt to these changes.

Our future success largely depends upon our ability to continuously develop new products with the quality levels our customers demand, and develop new services to support them. Notwithstanding investment in our research and development, in spite of our efforts, we may fail to develop new products. Our new products may not achieve market acceptance or be manufactured at competitive costs or in sufficient volume. Our failure to enhance our existing products and services or to develop and introduce new products and services that meet changing customer requirements and evolving technological standards would adversely impact our ability to sell our products and would have an adverse effect on our financial condition and operating results.

Third party use of our trademarks and the “Duoyuan” name may dilute their value and materially and adversely affect our reputation, goodwill and brand.

Our Duoyuan-related trademarks are owned by Duoyuan Investments Limited, our majority stockholder, which is wholly-owned by Mr. Guo, our chairman. Duoyuan Investments Limited may use our trademarks for other non-printing related products, which may create confusion regarding our brand. In addition, some of our distributors use the Chinese characters of our name, “Duoyuan”, in their company name and we may be unable to prevent such use. The use of “Duoyuan” in their legal names by these distributors may confuse our end-user customers who may associate our name with the distributor and incorrectly believe our distributors are our affiliates. Due to ambiguities in Chinese intellectual property law, the cost of enforcement and our prior lack of enforcement, we may be unable to prevent third parties from using the Duoyuan trademark and our name, Duoyuan.

We may undertake acquisitions, which may have a material adverse effect on our ability to manage our business, and may end up being unsuccessful.

Our growth strategy may involve the acquisition of new technologies, businesses, products or services or the creation of strategic alliances in areas in which we do not currently operate. These acquisitions could require that our management develop expertise in new areas, manage new business relationships and attract new types of customers. Furthermore, acquisitions may require significant attention from our management, and the diversion of our management’s attention and resources could have a material adverse effect on our ability to manage our business. We may also experience difficulties integrating acquisitions into our existing business and operations. Future acquisitions may also expose us to potential risks, including risks associated with:

•	the integration of new operations, services and personnel;
•	unforeseen or hidden liabilities;
•	the diversion of resources from our existing businesses and technologies;
•	our inability to generate sufficient revenue to offset the costs of acquisitions; and
•	potential loss of, or harm to, relationships with employees or customers;

any of which may have a material adverse effect on our ability to manage our business.

We face risks associated with our efforts to expand into international markets.

Our long-term business strategy relies in part on the expansion of our international distribution network by targeting distributors outside of China, such as in Africa, the Middle East and other parts of Asia. Risks affecting our international expansion include challenges caused by geographic distance, language and cultural differences and the burdens of complying with a wide variety of laws and regulations which are different than those to which we are accustomed, including:

•	international import and export legislation;
•	the financial condition, expertise and performance of our international distributors;
•	foreign tax consequences;
•	trade and tariff restrictions;
•	quotas; and
•	inability to effectively enforce contractual or other legal rights.

These risks could result in increased and unbudgeted costs associated with servicing international markets, which could in turn materially and adversely affect our business and financial condition.

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

Any interruption in our production process could impair our financial performance and negatively affect our relationships with our distributors.

Our manufacturing operations are complicated and integrated, involving the coordination of raw materials and components (some sourced from third parties), internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delays. For example, due to increased demand for our multi-color presses, we transferred certain employees from single-color to multi-color production, which involves a more complicated manufacturing process that required additional training and ultimately resulted in some delays in production. We manufacture, assemble and store almost all of our products, as well as conduct some of our primary research and development activities, at two principal facilities located in China. We do not maintain back-up facilities, so we depend on these facilities for the continued operation of our business. A natural disaster or other unanticipated catastrophic events, including power interruptions, water shortage, storms, fires, earthquakes, terrorist attacks and wars, could significantly impair our ability to manufacture our products and operate our business, as well as delay our research and development activities. Our facility and certain equipment located in this facility would be difficult to replace and could require substantial replacement lead-time. Catastrophic events may also destroy any inventory located in our facility. The occurrence of such an event could materially and adversely affect our business. In addition, any stoppage in production, even if temporary, or delay in delivery to our customers could severely affect our business or reputation. We currently do not have business interruption insurance to offset these potential losses and an interruption of our business operations could have a materially adverse effect our business, financial condition and operating results.

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

We may be unable to sustain our recent profitability and growth rates.

Our revenue grew from $26.5 million in fiscal 2005 to $43.7 million in fiscal 2006, to $67.8 million in fiscal 2007 and $89.6 million in fiscal 2008, and we only became profitable in fiscal 2005. Although our sales have grown rapidly in recent years, we expect that our operating expenses will increase as we expand and we may not maintain or grow our profitability. A variety of factors may cause our operating results to decline and financial condition to worsen, including:

•	competitors offering comparable products at cheaper prices;
•	downward pressure on the average selling prices of our products, particularly our single-color presses, caused by intense industry competition and other reasons;
•	superior product innovations by competitors;
•	rising raw materials and manufacturing costs;
•	changes to management and key personnel; and
•	increased operating expenses relating to research and development, sales and marketing efforts, and general and administrative expenses as we seek to grow our business.

As a result of these and additional factors, we may experience lower revenue, higher expenses and fail to maintain our profitability and recent growth rates, achieve our revenue targets, experience higher than expected operating expenses and may not remain profitable in the future.

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

Environmental claims or failure to comply with any present or future environmental regulations may require us to spend additional funds and may harm our results of operations.

We are subject to environmental laws and regulations that affect our operations, facilities and products in China. Any failure to comply with any present or future environmental laws and regulations could result in the assessment of damages or imposition of fines against us, suspension of production, cessation of our operations or even criminal sanctions. New laws and regulations could also require us to acquire costly equipment or to incur other significant expenses. Our failure to control the use of, or adequately restrict the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspension of our business operations, which may harm our results of operations.

In connection with the construction of our Langfang Duoyuan manufacturing facilities, which became operational in October 2000, we obtained the required environmental protection assessment. We were required, however, to obtain a pollutant discharging permit from the governmental authorities in connection with the discharge of certain pollutants prior to commencing operations. We have not received this permit yet. Pursuant to the Regulations of Hebei Province on the Administration and Supervision of Environmental Pollution Prevention, effective March 1, 2008, our failure to timely obtain this permit may result in us being reprimanded by the relevant governmental authorities, which may result in a monetary fine in an amount equal to three times any illegal gains, or RMB5,000 to RMB10,000, if we have no illegal gains, subject to the discretion of the governmental authorities. If we are deemed to have materially violated the regulation regarding the discharge of pollutants, the governmental authorities may order us to rectify the situation of noncompliance within a time limit. If more stringent regulations are adopted in the future, the related compliance costs could be substantial. Any failure by us to control the use of or to adequately restrict the discharge of hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

The loss of key personnel, the failure to attract or retain specialized technical and management personnel, and the recent replacements of our chief executive officer and chief financial officer could impair our ability to grow our business.

We rely heavily on the services of our key employees, in particular our senior management and engineers and other key technical personnel who are a significant asset and the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. The competition for such personnel, particularly technical personnel, is intense in the printing equipment industry. We may not be successful in attracting and retaining sufficient numbers of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth.

We appointed Ms. Baiyun Sun interim chief financial officer in May 2008 after our previous chief financial officer, Mr. Milewski, resigned. We are actively seeking to hire a permanent chief financial officer, and will make the required announcement when the process is completed. Before we hired a permanent chief financial officer in March 2008 to replace a prior chief financial officer who resigned in December 2007, and for a transition period even after that, certain of our projects were subject to delay or put on hold which may have a material adverse effect on our financial condition and operating results.

We do not maintain “key person” life insurance for any of our senior management or other key employees. The loss of key employees or the inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of, and has an adverse effect on our ability to sell our products as well as our overall growth.

In addition, if any other members of our senior management or any of our other key personnel join a competitor or form a competing company, we may not be able to replace them easily and we may lose customers, business partners, key professionals and staff members as a result. All of our senior executives and key personnel have entered into employment agreements with us, which include confidentiality and non-disclosure provisions. In the event of a dispute with senior executives or key personnel, these provisions may not be enforceable in China due to uncertainties in the Chinese legal system.

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

As a public company, we incur significant legal, accounting and other expenses that a private company does not incur. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and stock exchanges have required changes in corporate governance practices of public companies. We expect that these new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, as a result of becoming a public company, we added independent directors, created additional board committees and intend to adopt additional policies regarding internal control and disclosure controls and procedures. We will incur additional costs associated with public company reporting requirements and compliance with the internal control of Section 404 of the Sarbanes-Oxley Act of 2002. We also expect these new rules and regulations will make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance. As a result, our general and administrative expenses will likely increase and it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

We have not held any annual stockholder meetings before we acquired Duoyuan China in 2006.

We have not held an annual meeting of stockholders since inception. Under Wyoming law, the district court of the county where a corporation's principal office may summarily order a meeting to be held upon application of any member or other person entitled to participate in an annual or regular meeting, if an annual meeting was not held within fifteen months after its last annual meeting. Because we have not held regular stockholders' meetings, our stockholders ability to exercise their voting rights may be limited. As a Section 12(g) registrant, we plan to call a stockholder meeting as soon as practicable after this Annual Report is filed with the SEC.

Mr. Wenhua Guo, our Chief Executive Officer, controls approximately 70.4% of our outstanding common shares and his interests may not be aligned with the interests of our other stockholders.

Mr. Wenhua Guo, our Chief Executive Officer, beneficially owns approximately 70.4% of the outstanding shares of our common stock. As a result, he has significant influence over our business, including decisions regarding the approval of transactions that might not maximize stockholders’ value, and has the ability to prevent entry into any of them. This could delay, defer or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from attempting to obtain control of us. In addition, he can control the election of members of our board of directors, has the ability to appoint new members to our management team and can control the outcome of matters submitted to a vote of our stockholders. The interests of Mr. Wenhua Guo may at times conflict with the interests of our other stockholders.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls over financial reporting and our ability to have those controls attested to by our independent auditors.

We are required by the SEC to include a report of management on the company’s internal control over financial reporting its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must also attest to and report on management’s assessment of the effectiveness of the company’s internal control over financial reporting as well as the operating effectiveness of the company’s internal control. Our management has concluded that our internal control over our financial reporting are not effective and have material weaknesses. Our independent registered public accounting firm is not yet required to attest to our management’s assessment, but once it is required to do so next year it may issue a report that is qualified if it is not satisfied with our controls at that time or the level at which our controls are documented, designed, operated or reviewed, or if it interprets the relevant requirements differently from us. We have identified significant deficiencies or material weaknesses in our internal control that we may not be able to remediate in a timely manner, and investors and others may lose confidence in the reliability of our financial statements. We can provide no assurance that will be in compliance with all of the requirements imposed by SOX 404, that we will be able to rectify the material weaknesses we have identified, or that we will receive a positive attestation from our independent auditors in the future. Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss of investors’ confidence in the reliability of our reporting processes, which could adversely affect the trading price of our shares.

The termination and expiration or unavailability of preferential tax treatments once available to us may have a material adverse effect on our business, financial condition and operating results.

Prior to January 1, 2008, enterprises established in China were generally subject to 30% state and 3% local enterprise income tax rate. However, enterprises that satisfied certain conditions enjoyed preferential tax treatments. For example, in accordance with the Foreign Invested Enterprise Income Tax Law, or FIE Income Tax Law, which was effective until December 31, 2007, a foreign-invested manufacturing enterprise scheduled to operate for a period not less than ten years would be exempted from paying income tax in its first and second years of generating profit, followed by a 50% reduction in its tax rate in the third, fourth and fifth years subject to the approval of relevant tax authorities. Duoyuan China, which we believe qualifies as a manufacturing enterprise scheduled to operate more than ten years, enjoyed an income tax exemption for its first two profitable years (2004 and 2005) and a 50% income tax reduction for the next three years (2006 through 2008). Since the definition of manufacturing enterprise is unclear and subject to discretionary interpretation and enforcement by the PRC authorities, if Duoyuan China is deemed not qualified for such preferential tax treatment in the prior periods by relevant tax authorities, it may be required to refund prior tax benefits received.

Effective January 1, 2008, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law, or the new EIT law. The new EIT law generally imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatments available under the previous tax laws and regulations, subject to the State Council’s further regulation. According to the new EIT law and relevant implementation rules, the specific foreign invested enterprises which used to enjoy a tax holiday in accordance with the state laws, regulations or the relevant rules will continue to enjoy it under the new tax law until the expiration of such tax holiday. As a result, on the condition that Duoyuan China is deemed to be qualified for the preferential tax treatments discussed above by the relevant tax authority, Duoyuan China will continue to enjoy the 50% tax reduction for the calendar year 2008 with an applicable income tax rate of 12.5%. Beginning in January 1, 2009, Duoyuan China will be subject to the 25% income tax rate. Our another two subsidiaries, Langfang Duoyuan and Hunan Duoyuan, were both granted five-year income tax eliminations beginning with their first profitable year, by the relevant local governments. However, these tax preferential treatments granted by the local governments were not supported by relevant state laws and regulations, thus Langfang Duoyuan and Hunan Duoyuan may be ordered by relevant authorities to refund these tax benefits. Langfang Duoyuan became subject to the 25% income tax rate beginning January 1, 2008. Pursuant to the tax preferential treatments granted by the local government, Hunan Duoyuan will become subject to the 25% income tax rate beginning January 1, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Taxes and Incentives.”.

The newly enacted PRC tax law affects tax exemptions on dividends received by us and increases the enterprise income tax rate applicable to us.

We are a company incorporated in Wyoming. We conduct substantially all of our business through our Chinese subsidiaries and we derive all of our income from these subsidiaries. According to the PRC enterprise income tax law applicable prior to January 1, 2008, dividends derived by foreign legal persons from business operations in China were exempted from the Chinese enterprise income tax. However, such tax exemption may cease after January 1, 2008, when the new PRC Enterprise Income Tax Law and its implementation rules became effective. Under the new EIT law, if we are not deemed to be a resident enterprise for Chinese tax purposes, a 10% withholding tax rate would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to have a “de facto management organization” in China, we would be categorized as a resident enterprise for Chinese tax purposes and thus would be subject to a 25% enterprise income tax rate on all of our income. According to the Implementing Rules of PRC Enterprise Income Tax Law, “de facto management organization” means organizations implementing substantive and comprehensive management and control over the production and business operations, staff, accounts and property of an enterprise. As substantially all members of our management are located in China, we may be considered a Chinese tax resident enterprise and therefore subject to an enterprise income tax rate of 25% on our worldwide income, excluding dividends received directly from another Chinese tax resident. As a result of such changes, our historical tax rates will not be indicative of our tax rates for future periods and the value of our common stock may be adversely affected.

We may be unable to ensure compliance with United States economic sanctions laws, especially when we sell our products to distributors over which we have limited control.

The U.S. Department of the Treasury’s Office of Foreign Assets Control, or OFAC, administers certain laws and regulations that impose penalties upon U.S. persons and, in some instances, foreign entities owned or controlled by U.S. persons, for conducting activities or transacting business with certain countries, governments, entities or individuals subject to U.S. economic sanctions, or U.S. Economic Sanctions Laws. We will not use any proceeds, directly or indirectly, from sales of our common stock, to fund any activities or business with any country, government, entity or individual with respect to which U.S. persons or, as appropriate, foreign entities owned or controlled by U.S. persons, are prohibited by U.S. Economic Sanctions Laws from conducting such activities or transacting such business. However, we sell our products through independent non-U.S. distributors which are responsible for interacting with the end-users of our products. Although none of these independent non-U.S. distributors are located in or conduct business with countries subject to U.S. economic sanctions such as Cuba, Sudan, Iran, Syria and Myanmar, we may not be able to ensure that such non-U.S. distributors comply with any applicable U.S. Economic Sanctions Laws. As a result of the foregoing, actions could be taken against us that could materially and adversely affect our reputation and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents may subject our Chinese resident stockholders to personal liability and limit our ability to acquire Chinese companies or inject capital into our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect us.

The SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies in October 2005, which became effective in November 2005, and an implementing rule in May 2007, collectively the SAFE Rules. According to the SAFE Rules, Chinese residents, including both legal persons and natural persons and Chinese citizens and foreign citizens who reside in China, are required to register with the SAFE or its local branch before establishing or controlling any company outside China, referred to in the SAFE rules as an “offshore special purpose company,” for the purpose of financing that offshore company with their ownership interests in the assets of or their interests in any Chinese enterprise. In addition, a Chinese resident that is a stockholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with the injection of equity interests or assets of a Chinese enterprise in the offshore company or overseas fund raising by the offshore company, or any other material change in the capital of the offshore company, including any increase or decrease of capital, transfer or swap of share, merger, division, long-term equity or debt investment or creation of any security interest. The SAFE Rules apply retroactively. As a result, Chinese residents who have established or acquired control of offshore companies that have made onshore investments in China in the past were required to complete the relevant registration procedures with the competent local SAFE branch. If any resident of China failed to file its SAFE registration for an existing offshore entity, any dividends remitted by the onshore entity to its overseas parent since April 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result of any illegal action of this type, both the onshore entity and its actual controlling person(s) can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity. Chinese resident stockholders of the offshore entity may also be subject to penalties under Chinese foreign exchange administration regulations.

Our majority stockholder, Duoyuan Investments Limited, is wholly-owned by Wenhua Guo, who is our chairman and chief executive officer, a PRC citizen as defined in the SAFE Rules. We have asked Mr. Guo, and will ask our future stockholders and beneficial owners who are Chinese residents, to make the necessary applications and filings as required under Notice 75 and other related rules. Mr. Guo has submitted the application and the review process is underway but not yet complete as he has not yet received his registration certificate, so we cannot provide any assurances that he can obtain such SAFE registration. Moreover, due to uncertainty concerning the reconciliation of Notice 75 with other approval or registration requirements, it remains unclear how Notice 75, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We will attempt to comply, and attempt to ensure that Mr. Guo and our future stockholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our stockholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Notice 75 or other related rules. The failure or inability of our Chinese resident stockholders or beneficial owners to register with the SAFE in a timely manner pursuant to the SAFE Rules, or the failure or inability of any future Chinese resident stockholders or beneficial owners to make any required SAFE registration or comply with other requirements under the SAFE Rules, may subject these stockholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to pay dividends to us, repay stockholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

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

Our business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may alter them to our detriment from time to time. Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investment in China.

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

Government control of currency conversion in exchange rate fluctuations may adversely affect our operations and financial results.

Substantially all of our revenue and expenses are denominated in Renminbi, the currency of China. A portion of such revenue may be converted into other currencies to meet our foreign currency obligations. In addition, we incur approximately 1% of our expenses in foreign currencies, mostly for professional services such as auditors, attorneys and other intermediaries. Foreign exchange transactions under our capital account, including principal payments in respect of foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the SAFE in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing, or to obtain foreign exchange for capital expenditures.

The value of our common stock will be indirectly affected the foreign exchange rate between U.S. dollars and the Renminbi and between those currencies and other currencies in which our revenue may be denominated. The Renminbi is reported to be measured against a basket of currencies determined by the People’s Bank of China. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Because substantially all of our earnings and cash assets are denominated in Renminbi and our financial reporting is denominated in U.S. dollars, fluctuations in the exchange rates between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earning from, and the value of, any U.S. dollar denominated investments we make in the future.

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

We are incorporated in the state of Wyoming, U.S., our operating subsidiaries are formed under Chinese law and all of our assets are located in China. In addition, all of our officers, and all but two of our directors, are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of United States courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state. Furthermore, an original action may be brought in China against our assets and our subsidiaries, our directors and executive officers and experts named in this prospectus only if the actions are not required to be arbitrated by Chinese law and only if the facts alleged in the complaint give rise to a cause of action under Chinese law. In connection with any such original action, a Chinese court may award civil liability, including monetary damages.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

We rely upon certain proprietary confidential information, trademarks, unpatented know-how, unpatented trade secrets and improvements and continuing technological innovation to develop and maintain our competitive position. In addition, we currently have four patents that we use in our business and four patent applications pending. Competitors may claim that one or more of our products or our various processes infringe upon their patents or other intellectual property. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our affected products or otherwise limit our freedom to operate. The legal protection of intellectual property in China is significantly more limited than in the United States and many other countries and may afford us little or no effective protection.

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

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effect on September 8, 2006.

The new M&A Rule also governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the Chinese parties to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction. The new regulation allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulation also prohibits a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our investors’ economic interests.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.

The PRC Employment Contract Law, which became effective as of January 1, 2008, contains many more provisions favorable to employees than existing labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month's salary for each year that the employee has served the employer, subject to a cap of twelve months' salary. An employer shall also be liable to compensate an employee when the employer decides not to renew an existing employment contract that is about to expire, unless the employee refuses to renew the employment contract even though the employer offers equal or more favorable terms than those in the existing employment contract. In addition, an employer is obligated to conclude an open-ended employment contract with an employee after two consecutive terms of fixed-term employment, which means the employer will be liable to pay damages to an employee if it terminates this employee without cause, until the employee reaches an age at which he or she is eligible for pension payment. We may have greater difficulty terminating underperforming employees and may incur higher level of labor costs in order to comply with the provisions of the new law, which may have a material adverse effect on our business, financial condition and operating results.

The Chinese government could change its policies toward private enterprises, which could adversely affect our business.

Our business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may alter them to our detriment from time to time. Changes in policies, laws and regulations, or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to stockholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investment in China.

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

While we are incorporated in the State of Wyoming, U.S., substantially all of our operations are in China. As a result, most of our material agreements are governed by Chinese law. Since substantially all of our revenue will be derived from our operations in China, our business, financial condition and our results of operations are subject to the legal developments in China. There is no assurance that we will be able to enforce any of our material agreements or that remedies will be available outside of China in respect of the same. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, all of our assets are located outside of the United States and all of our officers and directors reside outside of the United States. As a result, it may not be possible for United States investors to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of the directors and officers under federal securities laws. Moreover, we have been advised that China does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws of the United States.

The contractual arrangements entered into between our Chinese subsidiaries may be subject to audit or challenge by the Chinese tax authorities. A finding that our PRC subsidiaries owe additional taxes could substantially reduce our net earnings and the value of your investment.

Under Chinese laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the Chinese tax authorities. We could face material and adverse tax consequences if the Chinese tax authorities determine that the contractual arrangements between our Chinese subsidiaries do not represent arm’s-length prices and as a result, adjust any of the income in the form of a transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in a reduction of expense deductions for Chinese tax purposes recorded by our Chinese subsidiaries or an increase in taxable income, all of which could increase our tax liabilities. In addition, the Chinese tax authorities may impose late payment fees and other penalties on our Chinese subsidiaries for under-paid taxes.

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

We rely principally on dividends and other distributions on equity paid by our operating subsidiaries to fund cash and financing requirements, and limitations on the ability of our operating subsidiaries to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely principally on dividends and other distributions on equity paid by our two Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our stockholders, service any debt we may incur and pay our operating expenses. If either of our operating subsidiaries incurs debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Furthermore, relevant Chinese laws and regulations permit payments of dividends by each of our operating subsidiaries only out of its retained earnings after tax, if any, determined in accordance with Chinese accounting standards and regulations.

Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of June 30, 2008, we had statutory reserves of $6.0 million and total stockholder equity in the amount of 93.8 million. As a result of these Chinese laws and regulations, each of our operating subsidiaries is restricted in its ability to transfer a portion of its net assets to us whether in the form of dividends, loans or advances. Limitations on the ability of our operating subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

Risks Associated with Our Common Stock

Our stock is not traded and stockholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than the Company’s value.

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

A substantial majority of our outstanding shares of common stock are “restricted securities” within the meaning of Rule 144 under the Securities Act. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of our outstanding common stock. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the non-affiliate for at least six months, provided current public information about us is available, and after one year, the non-affiliate is entitled to sell an unlimited number of the shares without restriction. If a substantial number of shares of our stock are sold under Rule 144 or other exemption, it could cause the price of our stock to go down.

The conversion of outstanding derivative securities could cause your ownership to be diluted and may decrease the value of your investment.

Outstanding derivative securities and current and future obligations to issue our securities to various parties may dilute the value of your investment. We have issued warrants to Roth Capital Partners, LLC to purchase 613,260 shares with a strike price equal to $4.21, a term of five years starting from July 1, 2008 and exercisable at any time after June 30, 2008 on cashless or net exercise basis. In addition, in January 2008 we issued to 25 of our investors warrants to purchase a total of 576,425 shares of common stock. The warrants have a strike price equal to $5.76 per share, a term of five years starting on June 30, 2008 and are exercisable at any time after June 30, 2008 on a cashless basis at all times. For the length of time these warrants are outstanding and exercisable, the warrant holder will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the warrant holder would exercise the warrants at a time when we would be able to obtain equity capital on terms more favorable than the exercise prices provided by the warrants. Holders of our common stock do not have pre-emptive rights.

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

We have the right to issue additional shares of our common stock and preferred stock without the consent of our stockholders. This would have the effect of diluting your ownership in us and could decrease the value of your stock.

As of September 22, 2008, we had 100,000,000 common stock authorized for issuance, among which only 25,000,050 shares of common stock were issued and outstanding. Approximately 74,999,950 authorized shares of common stock are available for issuance for any purpose without stockholder approval that would dilute stockholder’s percentage ownership of us. We have outstanding warrants to acquire 1,226,973 shares of our common stock.

In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by our board of directors. While no preferred stock is currently outstanding or subject to be issued, our articles of incorporation have authorized issuance of up to 1,000,000 shares of preferred stock in the discretion of our board of directors. Such preferred stock may be issued upon filing of amended articles of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our board of directors and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Item 2.	Properties.

Duoyuan China leases 3,079.86 square meters of space, located at No. 3 Jinyuan Road, Daxing District Industrial Development Area, Beijing, China, from Duoyuan Clean Water Technology Industries (China) Co., Ltd. (“Duoyuan Water”), a company owned by Mr. Wenhua Guo. The property is used as an office building and research and development center. The lease had an initial five-year term from January 1, 2003 to December 31, 2007 and which has been extended for a one-year term. The minimum rent commitment as of June 30, 2008 was $82,007.

Langfang Duoyuan was granted land use rights from the Chinese government for 133,333 square meters of land located to the east of Jinzhiguang Electronic Company, Langfang Economic-Technological Development Area, Langfang, Hebei Province, China. The land use rights have a 50-year term and will expire on September 29, 2052. In addition to the land use rights, Langfang Duoyuan also has ownership of 9,333 square meters of office building and 21,593 square meters of production facilities located at this site. Langfang Duoyuan currently does not have an outstanding mortgage or pledge on the properties located at this site.

Hunan Duoyuan was granted land use rights from the Chinese government for 231,241 square meters of land for industrial use located at No. 362 Baoqing Xi Road Shaoyang, Hunan Province, China. The land use rights have a 50-year term and will expire on May 19, 2044. In addition to the land use rights, Hunan Duoyuan also has ownership of 70,052 square meters of office building and production facilities located at this site. All of Hunan Duoyuan’s land and buildings have been mortgaged under a Maximum Amount Mortgage Contract (which will expire in July 2010) to China Agricultural Bank as security interests of Duoyuan China’s debt obligations.

We believe our properties and facilities have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

We are also in the planning stages of building a plant to manufacture cold-set corrugated printing presses. The plant will be located in the premises of our Langfang facility, located at No. 12, Yaohua Road, Langfang Economy & Technology Development Zone, Hebei Province, China.  The plant will be part of our post-press offering with equipment that we believe can provide greater efficiency and energy savings to our customers than traditional corrugating machines.  We have started the planning process for the factory including, designing workshops and production lines and procuring equipment, however construction and material commitments will not begin until we enter into definitive agreements relating to the acquisition of technology necessary to undertake this project. We are currently in negotiation for the acquisition of such technology.

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

None applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Currently there is no public trading market for our common stock. No dividends have been declared or paid on our common stock. As of September 22, 2008, we had approximately 89 holders of our common stock of record.

Item 6.	Selected Financial Data.

The following summary of consolidated financial data should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto that are included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results that may be expected for any future period. Certain factors that affect the comparability of the information set forth in the following table are described in the notes to those financial statements. When you read this historical selected financial data, it is important that you read along with it the historical financial statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended June 30,

	2004	2005	2006	2007	2008

	(dollar in thousands, except for per share amount)
Statement of operations data:

Revenue	$12,891	$26,469	$43,747	$67,812	$89,628

Cost of sales	8,924	16,887	22,478	37,694	44,462

Gross profit	3,967	9,582	21,269	30,118	45,166

Research and development expenses	0	680	1,037	1,046	1,683

Selling, general and administrative expenses	4,364	5,431	6,649	10,905	13,177

Income (Loss) from operations	(397)	3,471	13,583	18,167	30,306

Liquidated damage income (expenses), net of settlement	0	0	0	(2,119)	235

Change in fair value of derivative instruments	0	0	0	0	73

Other income (expense), net	36	492	(239)	(21)	(535)

Income before minority interests and provision for income taxes	(361)	3,963	13,344	16,027	30,079

Minority interest	4	86	187	241	382

Provision for income taxes	0	0	261	1,807	3,238

Net income (loss)	(365)	3,877	12,896	13,979	26,459

Foreign currency translation adjustment	0	0	426	1,834	8,200

Comprehensive income (loss)	$(365)	$3,877	$13,322	$15,813	$34,659

EPS - basic and diluted	$(0.02)	$0.21	$0.68	$0.61	$1.06

Weighted average number of shares outstanding - basic and diluted	17,562,353	18,867,436	18,867,436	23,041,021	25,000,050

	Year Ended June 30,
Consolidated Balance Sheets	2004	2005	2006	2007	2008

Total Current Assets	$16,706,040	$22,001,699	$34,906,390	$51,267,370	$72,017,168
Total Assets	$30,144,508	$37,467,181	$50,544,359	$80,279,865	$112,904,557
Total Current Liabilities	$25,046,847	$28,406,269	$27,961,760	$20,332,147	$16,430,553
Total Liabilities	$25,288,189	$28,733,264	$28,489,006	$21,132,913	$19,098,220
Total Stockholder's equity	$4,856,319	$8,733,917	$22,055,353	$59,146,952	$93,806,337

Exchange Rate Information

The following table sets forth the noon buying rates for U.S. dollars in effect in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York, for the periods indicated.

Period	Period End	Average	High	Low
2003	8.2767	8.2772	8.2800	8.2765
2004	8.2765	8.2768	8.2774	8.2764
2005	8.0702	8.1940	8.2765	8.0702
2006	7.8041	7.9723	8.0702	7.8041
2007	7.2946	7.6072	7.8127	7.2946
2008 (as of June 30, 2008)	6.8540	7.2627	7.6278	6.8540

As of September 22, 2008, the exchange rate between Renminbi and U.S. dollars is 6.8306.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report on Form 10-K for the annually period ended June 30, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Annually Report on Form 10-K for the annually period ended June 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in Item 1A of Part II of this Annual Report on Form 10-K.

GENERAL OVERVIEW

Corporate Restructuring and Private Placement of Our Common Stock

We were originally organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, we merged with Asian Financial, Inc., a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. On August 31, 2006, we entered into an Equity Transfer Agreement with Duoyuan Investments, a British Virgin Islands company with operating subsidiaries in the PRC. In accordance with the Equity Transfer Agreement, Asian Financial purchased all of the equity interest of Duoyuan China by issuing Duoyuan Investments shares of its common stock. As a result, Duoyuan China became our wholly-owned subsidiary, and Wenhua Guo, the sole stockholder of Duoyuan Investments, became our controlling stockholder. Since our inception and prior to the 2006 Equity Transfer, pursuant to which we acquired the printing press business (namely 100% of Duoyuan China and its subsidiaries), we were a shell company without operations, revenues and employees, other than officers and directors. Our primary activity before the 2006 Equity Transfer was seeking merger or acquisition candidates.

On November 2, 2006, we closed the transactions contemplated in the Purchase Agreement dated October 24, 2006 by and among us and certain unrelated investors. In accordance with the Purchase Agreement, we issued an aggregate of 6,132,614 shares (post-split) of our common stock for a per share purchase price of approximately $3.84 (post-split price) or an aggregate purchase price of $23.5 million. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

Business Overview

We are a leading offset printing equipment provider in China. Through our two principal operating subsidiaries headquartered in Beijing, China, we design and manufacture offset printing equipment used in the three stages of the offset printing process: (i) “pre-press”, with the manufacture of a printing plate as the end result; (ii) “press”, which involves the transfer of an image by applying pressure to an inked surface resting upon a media, the areas which print absorb ink while all other areas repel ink; and (iii) “post-press”, which refers to peripheral equipment used to cut, fold, bind and collate printed materials. We currently commercially produce and sell pre-press and press products, and plan to begin commercial production and sales of our post-press products in 2010. We produce single-color and multi-color presses which are available in both small-format and large-format. We combine technical innovation and precision engineering to offer a broad range of quality and durable offset printing equipment at competitive prices. For the fiscal year ended June 30, 2008, we generated revenue of $89.6 million and net income of $26.5 million. Our net cash flow provided by operating activities was $16.8 million for the fiscal year ended June 30, 2008.

Our Principal Operating Subsidiary. Duoyuan China is our operating headquarter for strategic planning, management, financing, research and development, sales and marketing, after-sales service and other administration functions. Duoyuan China was originally established in the PRC in 2001 by Duoyuan Industries. Prior to the 2006 Equity Transfer, Duoyuan China was controlled by entities formed and owned by Mr. Wenhua Guo, our controlling shareholder and chairman.

Duoyuan China’s origin in offset press manufacturing can be traced back to 1994 when Beijing Duoyuan Electric Co. Ltd (“Duoyuan Electric”), a company established by Mr. Guo, produced its first generation of single-color small-format offset presses. Besides printing press, Duoyuan Electric also manufactured water treatment equipment and fax machines. As the printing industry in China developed, Duoyuan Electric’s management took a long-term view on our printing press business and decided to spin off the printing business into a new entity. On June 21, 2001, Duoyuan China was established to focus on the development, manufacturing and marketing of printing equipment. Duoyuan China acquired only the relevant intellectual property and know-how relating to the production of printing presses from Duoyuan Electric, with the remaining assets and liabilities retained by Duoyuan Electric (which continued to operate as a separate entity manufacturing water treatment equipment and fax machines). Duoyuan Electric operates in different industry sectors from Duoyuan China and does not compete with Duoyuan China.

Our Manufacturing Subsidiaries and Facilities. Duoyuan Digital Printing Technology Industries (China) Co., Ltd. (“Langfang Duoyuan”), established in 2002, is our manufacturing base for pre-press and post-press products, as well as small-format press products. Duoyuan China first acquired a 5% capital interest in Langfang Duoyuan in 2002, then in 2005 acquired an additional 90% capital interest in Langfang Duoyuan. In both cases, the equity transfer was made by and the consideration was paid to entities controlled by Mr. Guo. Currently, the remaining 5% capital interest of Langfang Duoyuan is owned by an entity formed and controlled by Mr. Guo, Beijing Yinghang Yinlu Advertisement Co. Ltd., (“Huiyuan Duoyuan”), an original shareholder of Langfang Duoyuan.

Hunan Duoyuan Printing Equipment Manufacturer Co., Ltd. (“Hunan Duoyuan”) is our manufacturing base for large-format offset presses. Duoyuan China acquired Hunan Duoyuan in March 2004, in which Duoyuan China and Langfang Duoyuan acquired 88% and 12% of Hunan Duoyuan’s capital interest, respectively. Prior to this acquisition, Hunan Duoyuan was known as Hunan Printing presses Co., Ltd. and was formerly a state-owned enterprise founded in 1969. Hunan Duoyuan was historically one of three major large-format offset press manufacturers in China and was designated to produce multi-color presses. Duoyuan China acquired Hunan Duoyuan to acquire the customer base and production capacity for large-format offset press.

None of the entities formed or controlled by Mr. Guo involved in the foregoing transactions engages in the same industry sector as Duoyuan China or competes with Duoyuan China.

We believe we are one of the leaders in the design and development of offset printing equipment and solutions in China. We have research and development centers located in Langfang Duoyuan and Hunan Duoyuan that are staffed by nearly 200 highly talented engineers, which enables us to continuously launch new products with improved quality and functionality into the market. Our sales and distribution network consists of over 200 sales professionals in over 60 cities and 23 provinces throughout China. We believe we have one of the largest sales and distribution network among our competitors in China. Our operations in the PRC give us cost advantages, enabling us to offer our products at one-quarter to one-third the price of our international competitors.

COMPONENTS OF REVENUE AND EXPENSES

Revenue

We historically derived all our revenue from pre-press and press sales. In fiscal 2008, these two product categories accounted for 3.5% and 96.5% of our revenue, net of VAT, respectively. We began our research and test production of multi-color presses in 2000, and in 2003, we began small scale production and sales of multi-color presses. After our acquisition of Hunan Duoyuan in 2004, we increased our capability to manufacture multi-color large-format presses. Since then, we have launched a series of multi-color large-format press products. The majority of our multi-color large-format presses are manufactured at Hunan Duoyuan, which was historically one of three major large-format offset press manufacturers in China and was designated to produce multi-color presses. Hunan Duoyuan’s manufacturing capacities ensure the quality and output quantity of our multi-color press products. Because of the increasing market demand for multi-color large-format presses in China, which typically have higher profit margins than single-color and small-format presses, we will continue focusing on expanding our multi-color large-format press production capacities, product offerings, and sales network.

Sales to distributors accounted for all of our revenue. We use an extensive distribution network to reach a broad customer base. We generally generate sales on a purchase order and short-term agreement basis. We do not have long-term contracts with any of our distributors or end-user customers. No single distributor accounted for more than 5% of our revenue in fiscal years 2006, 2007 or 2008.

We expect annual revenue adjustments of between 1% and 2%. These adjustments reflect sales rebates we pay to our distributors who exceed their annual sales targets. Such sales rebates are paid at the end of each calendar year.

Cost of Sales

Our cost of sales consists primarily of direct costs to manufacture our products, including component and raw material costs, salaries and related manufacturing personnel expenses, production plant and equipment depreciation, shipment and handling costs, and warranty-based repair and maintenance costs. The direct costs of manufacturing a new product are generally highest when a new product is first introduced due to (i) start-up costs associated with manufacturing a new product and (ii) generally higher raw material and component costs due to lower initial production volumes. As production volumes increase, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by producing certain key components in-house and buying raw materials and components in greater quantities, which decreases raw materials and components costs.

We purchase substantially all of our raw materials and components from China-based suppliers or those manufactured in China. Our principal raw materials are steel and electronic components.

Gross Profit

Our gross profit margins are affected by our products’ average selling prices, our product mix and cost of sales. The average selling prices for our products may decline if competitors lower their prices and we respond by reducing prices for some of our products to compete more effectively, or if we choose to lower our prices to gain market share or because of decreased cost of sales. Alternatively, we are able to increase our average selling prices in certain circumstances, such as when we introduce new or enhanced products into the market.

Our more sophisticated and technologically advanced products, such as our multi-color presses and pre-press equipment, generally have higher gross profit margins than our less sophisticated and technologically advanced products, such as our single-color small-format presses. Therefore, product mix impacts our overall gross profit margins.

Research and Development Expenses

Our research and development expenses consist primarily of costs associated with product design, development and testing, including employee subsidies and benefits for our research and development staff, related supply and raw material purchases, depreciation expenses related to equipment used for research and development and other related costs. The two primary focus of our research and development efforts are upgrading existing products and designing new products, such as our multi-color presses and post-press products.

Selling, General and Administrative Expenses

Our selling expenses consist primarily of employee subsidies and benefits for our sales and marketing staff and marketing, sales, advertising, travel and entertainment activities expenses.

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, consultancy fees and other expenses incurred for general corporate purposes. We expect our general and administrative expenses to increase, as we add management staff and other professionals such as attorneys and consultants as our business expands.

Liquidated Damages Expenses

As a result of our failure to register the resale of the securities acquired from us in our October 2006 private placement and to timely settle our related party balances, we recorded liquidated damages totaling $2.1 million for the fiscal year ended June 30, 2007. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled all liquidated damages claims in the third quarter of fiscal 2008, therefore, we reversed the accrual and recognized a liquidated damages gain of $0.9 million for fiscal 2008. See “Critical Accounting Policies—Liquidated Damages.”

Other Income/(Expense)

Other income (expense) is comprised primarily of interest expenses, interest income and rental income.

Minority Interests

Minority interests refer to the 5% direct capital interest of Langfang Duoyuan and 0.6% indirect capital interest of Hunan Duoyuan held by the Huiyuan Institute. For a summary of Huiyuan Institute’s equity ownership, see “Business—Acquisition of Duoyuan.”

Provision for Income Tax

Our effective tax rate was 0.0%, 16.5% and 10.9% for the fiscal years ended June 30, 2006, 2007 and 2008, respectively. See Note 2 to our Consolidated Financial Statements.

Foreign Currency Translation Adjustment

We use USD in our financial reporting, while substantially all of our revenues and expenses are denominated in RMB. Our results of operations and cash flow are calculated based on the average exchange rate during the relevant periods. Our assets and liabilities are calculated based on the uniform exchange rate announced by the People’s Bank of China at the end of the relevant periods. Our share capital is calculated based on historical exchange rates. This practice is in compliance with U.S. GAAP.

CRITICAL ACCOUNTING POLICIES

We prepare our financial statements in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies, based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

We believe the following accounting policies are critical to the portrayal of our financial condition and results of operations, and require difficult, subjective or complex management judgments, often as a result of the need to estimate the effects of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	persuasive evidence of an arrangement exists, such as sales contracts;

•	delivery has occurred or services have been rendered;

•	the price to the buyer is fixed or determinable; and

•	collectability of payment is reasonably assured.

We sell our products solely to our distributors under master distribution agreements. The agreements list the material terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. We do not sell to distributors on consignment. Subject to credit terms discussed below, payment is due before shipment. Title transfers when our products are shipped. Our distributors have a right to return within one month after we have shipped the products, only if our products have manufacturing defects that cannot be repaired. We have never had any returns and therefore make no allowance for returned products.

We typically recognize revenue when the goods are shipped and title has passed. Sales revenue represents the invoiced value of goods, net of value-added tax, or VAT. The products we sell in China are subject to a 17% Chinese VAT based on the gross sales price. This VAT may be offset by the VAT paid by us on raw materials and other materials included in the cost of producing the finished product. Our distributors are able to install our products without our assistance. As a result, there is no substantial performance required on our part and our revenue recognition is not impacted.

Purchase prices are fixed in purchase orders. Customers may not renegotiate pricing after signing a purchase order. Our master distribution agreements, which typically have a one year term with annual renewal, do not include purchase order cancellation or termination clauses.

Our master distribution agreements warrant our products for one year and, on rare occasions, include an obligation to provide spare parts to distributors. Warranty costs equaled 1.5% and 0.03% of revenue in fiscal years 2007 and 2008, respectively. There is no statutory product warranty in China.

We granted sales rebate to distributors based on the percentage of annual cash receipt. We accounts for the sales rebate in accordance with Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)”. The sales rebate is included as a reduction of sales and accounts receivable to be received by the Company.

Accounts Receivable, Trade and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured credit to some of our distributors. We assign credit limits to each distributor. As a distributor builds a sales history with us, we may adjust the credit limits. Our management reviews these credit limits from time to time and make adjustments as it deems advisable.

For single-color presses, distributors must pay 100% of the purchase price before shipment. For multi-color presses, distributors are required to pay between 50% and 70% of the purchase price before shipment. Our sales representatives evaluate the creditworthiness of the end-user customer and the distributor, and in turn, determine the payment installment schedule for the remaining 30% to 50% of the multi-color press purchase prices. These payment installment schedules generally last for one year or less. The distributor’s payment installment schedule is tied to the end-user customer’s payment schedule and payment history. Distributors must not exceed the credit maximum and time limit we impose. These payment installment schedules, while increasing our overall receivables level at any time, allow (i) a broader range of end-user customers to purchase larger and more advanced multi-color presses and (ii) these end-user customers to utilize the revenues generated by the new presses to pay the related purchase price, which we believe helps increase sales of our multi-color presses since 2004. The payment installment schedules are fixed upon signing the purchase order. If we believe a distributor cannot pay according to its payment installment schedule, we will not recognize the revenue until we have received payment. If payment is received, we recognize revenue upon shipment as no further performance by us is required.

We review accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. We record a reserve for doubtful accounts when collection of the full amount is no longer probable. Our reserves of $0.5 million as of June 30, 2007 and $1.2 million as of June 30, 2008, are consistent with our historical experience and we consider it adequate.

Inventories

We record inventories at the lower of cost or market, using the weighted-average method. We review our inventory on a regular basis for possible obsolete goods by examining our products’ shelf life and distributor demand to determine if any reserve is necessary for potential obsolescence. However, most of our products are manufactured on a purchase order basis. We determined that no reserves were necessary for the fiscal years ended June 30, 2006, 2007 and 2008.

Liquidated Damages

In October 2006, we raised $23.5 million by issuing shares in a private placement and agreed to (i) register the resale of those shares with the SEC within 90 days of the closing pursuant to a registration rights agreement and (ii) terminate identified related party transactions. Our failure to timely file the registration statement and have it declared effective and to timely terminate the related party transactions resulted liquidated damages in the form of monthly cash penalties. We recorded related liquidated damages and expenses of $2.1 million in fiscal 2007. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled all liquidated damages claims in the third quarter of fiscal 2008, therefore, we reversed the accrual and recognized a liquidated damages gain for fiscal 2008.

These liquidated damages and their settlement are treated in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

The registration penalty meets the definition of a registration payment arrangement as defined in Financial Accounting Standards Board’s, or FASB, Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements, or EITF 00-19-2. In accordance with EITF 00-19-2, paragraph 7, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment and related party arrangement is recognized and measured separately. In accordance with FASB Interpretation No. 14, Reasonable Estimation of the Amount of Loss, we have recorded an expense and a liability equal to the minimum estimated loss. In November 2007, we reached a settlement with our investors who agreed to waive all penalties due in exchange for warrants or cash payments. Therefore, we reversed the accrual and recognized a gain, which is included in liquidated damages as a credit balance in the accompanying financial statements.

Impairment of Long-Lived Assets, including Intangible Assets and Fixed Assets

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.

When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the fair value of the assets. We have not suffered any impairment of long-lived assets.

As of June 30, 2008, we expect the long-lived intangible assets on our balance sheet, primarily related to the March 2004 acquisition of Hunan Duoyuan, to be fully recoverable.

Income Tax

We recognize deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry-forwards and credits, by applying enacted statutory tax rates applicable to future years.

We reduce deferred tax assets by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide for current income taxes in accordance with the laws of the relevant tax authorities.

RECENT ISSUED ACCOUNTING PRONOUNCEMENTS

For a summary of the recent issued accounting pronouncements, see Note 2 to our Consolidated Financial Statements.

RESULTS OF OPERATIONS

	Year Ended June 30,
	2006		2007		2008
	$	%	$	%		%
	(dollars in thousands)

Revenue	43,747	100.00	67,812	100.00	89,628	100.00
Cost of sales	22,478	51.4	37,694	55.6	44,462	49.6
Gross profit	21,269	48.6	30,118	44.4	45,166	50.4
Selling, general and administrative expenses	6,649	15.2	10,905	16.1	13,177	14.7
Research and Development	1,037	2.4	1,046	1.5	1,683	1.9
Income from operations less settled accounts	13,583	31.0	18,167	26.8	30,306	33.8
Liquidated damage income (expenses), net of settlement	0	--	(2,119)	(3.1)	235	0.3
Change of the fair value of derivative instruments	0	--	0	--	73	0.1
Other income (expense), net	(239)	(0.5)	(21)	(0.3)	(535)	(0.6)
Income before minority interests and provision for income taxes	13,344	30.6	16,027	23.6	30,079	33.6
Minority interest	187	0.4	241	0.4	382	0.4
Provision for income taxes	261	0.6	1,807	2.7	3,238	3.6
Net income	12,896	30.2	13,979	20.6	26,459	29.5
Other comprehensive income Foreign currency translation adjustment	426	1.0	1,834	2.7	8,200	9.1
Comprehensive income	13,321	31.5	15,813	23.3	34,659	38.7

Comparison of the Fiscal Years ended June 30, 2008 and 2007

Revenue

Our revenue was $89.6 million for the year ended June 30, 2008, an increase of $21.8 million, or 32%, compared to $67.8 million for fiscal 2007. This increase was primarily due to the continued growth in the sales of our multi-color presses, which is attributed to the continued increase in the market demand for such products and our expanded sales network for multi-color presses. The top selling models, which represented more than 50% of our total revenues in fiscal 2008, were all multi-color presses. We historically derived all our revenue from sales of our pre-press and press products. In fiscal 2008, these two product categories accounted for 3.5% and 96.5% of our revenue, net of VAT, respectively, compared to 5.5% and 94.5% in fiscal 2007. In fiscal 2008, sales of multi-color presses accounted for 79.7% of our revenue, compared to 71.4% in fiscal 2007, and we expect this percentage to increase as we continue to expand our sales network for multi-color press products in response to changing market demands.

Cost of Sales

Cost of sales was $44.5 million for the year ended June 30, 2008, an increase of $6.8 million, or 18%, compared to $37.7 million in fiscal 2007. Cost of sales as a percentage of revenue was 55.6% and 49.6% in fiscal years 2007 and 2008, respectively. In fiscal 2008, the decrease in cost of sales as a percentage of revenues was mainly attributable to (i) the increase in sales of our large-format multi-color presses, which typically have lower costs and higher profit margins than our other products, and (ii) Hunan Duoyuan began manufacturing certain key components in-house starting in May 2007, which led to a reduction in the unit cost of our products.

Gross Profit

Gross profit was $45.2 million for the year ended June 30, 2008, an increase of $15.1 million, or 50%, compared to $30.1 million in fiscal 2007. Gross profit margin was 44.4% and 50.4% for fiscal years 2007 and 2008, respectively. This increase in gross profit margin was due to the decrease in cost of sales as a percentage of revenues as discussed above in “—Cost of Sales”, and also an 8.3% increase in the sales of our multi-color presses. Our gross profit margins are affected by our products’ average selling prices, the mix of products sold and cost of sales. Given recent market trends and to better offset raw material prices and maintain our gross profit, we have been adjusting our product mix by increasing our production and sales of multi-color large-format presses while decreasing our production and sales of single-color small-format presses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $13.2 million for the year ended June 30, 2008, an increase of $2.3 million, or 20.8%, compared to $10.9 million in fiscal 2007. Most of the increase was due to increases of our management and sales personnel salaries, and higher advertisement costs and travel and transportation expenses as we attended more industry exhibitions and conferences to build brand awareness. As percentages of revenues, our selling, general and administrative expenses were 16.1% and 14.7% for fiscal years 2007 and 2008, respectively.

Research and Development Expenses

Research and development expenses for the year ended June 30, 2008 were $1.7 million, an increase of $0.6 million, or 61%, compared to $1.0 million in fiscal 2007, mainly because of increased expenses associated with the increased salaries of research and development employees, as well as cost for producing automatic paper cutter and automatic booklet maker prototypes.

Other Income/(Expenses)

Other expenses were $0.5 million for the year ended June 30, 2008, an increase of $0.5 million, compared to $0.02 million in fiscal 2007. This increase was because we did not have rental income in fiscal 2008, while our rental income in fiscal 2007 was $0.4 million. See Note 5 to our Consolidated Financial Statements.

Liquidated Damages Expenses

There were no liquidated damages related to the October 2006 private placement in fiscal 2008 nor do we expect to have any liquidated damages related to the private placement in the future. For the year ended June 30, 2007, we accrued a total of $2.1 million for the liquidated damages pursuant to the registration rights agreement and the securities purchase agreement. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. During the first half of the year ended June 30, 2008, we accrued an additional $0.7 million for the liquidated damages. We settled all liquidated damages claims in the third quarter of fiscal 2008. Therefore, we reversed the accrual and recognized a liquidated damages gain $0.9 million for fiscal 2008. This amount has been included in liquidated damages expenses on our financial statements in according with EITF 00-19-2.

Minority Interests

Minority interests for the year ended June 30, 2008 were $0.4 million, an increase of $0.2 million compared to $0.2 million in the same period in 2007. The increase in minority interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.

Provision for Income Taxes

Provision for income taxes for the year ended June 30, 2008 was $3.2 million, an increase of $1.4 million, or 77.8%, compared to $1.8 million in fiscal 2007. Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China in first half of fiscal 2008 was 16.5%, and the income tax rate for Duoyuan China in the second half of fiscal 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China will increase to 25%. Pursuant to the tax preferential treatment granted by the local government, Langfang Duoyuan began paying income tax in January 1, 2008, and it was tax exempted prior to fiscal 2008. The income tax rate for Langfang Duoyuan was 0% in the first half of 2008 and 25% in the second half of fiscal 2008. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempted through calendar year 2009.

Net Income

As a result of the foregoing, net income was $26.5 million for the year ended June 30, 2008, an increase of $12.5 million, or 89%, compared to $14.0 million for the same period in 2007, mainly due to increase in sales which lead to increase in gross profit of $15.0 million offsetting by increase in selling, general and administrative expense of $3.1 million.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment for fiscal 2008 was $8.2 million, an increase of $6.4 million compared to $1.8 million in the same period in 2007. The increase in the foreign currency translation adjustment is due to the appreciation of RMB against USD. Our assets and liabilities are translated at a rate of 6.85 RMB to 1.00 USD, our operations results are translated at a rate of 7.26 RMB to 1.00 USD, and our equity accounts are translated at historical rates.

Comparison of the Fiscal Years Ended June 30, 2007 and 2006

Revenue

Our revenue was $67.8 million for the year ended June 30, 2007, an increase of $24.1 million, or 55.1%, compared to $43.7 million in fiscal 2006. This increase was mainly attributable to an increase in the number of units sold, especially multi-color presses. We historically derived all our revenue from sales of our pre-press and press products. In fiscal 2007, these two product categories accounted for 5.5% and 94.5% of our revenue, net of VAT, respectively, compared to 5.3% and 94.7% in fiscal 2006. In fiscal 2007, sales of  our multi-color presses accounted for 71.4% of our revenue, compared to 58.6% in fiscal 2006, and we expect this percentage to increase as we continue to expand our sales network for multi-color press products.

Cost of Sales

Cost of sales increased to $37.7 million for the year ended June 30, 2007, an increase of $15.2 million, or 67.6%, compared to $22.5 million in fiscal 2006. As a percentage of revenue, cost of sales increased to 56% in fiscal 2007 from 51% in fiscal 2006. The increase in cost of sales as a percentage of revenue was mainly attributable to lower productivity as some employees were shifted to a different product category to produce large-format multi-color printing presses. Increased materials costs, primarily that of steel, higher utilities costs, and also costs associated with equipment upgrade contributed the increase in cost of sales.

Gross Profit

Gross profit was $30.1 million for the year ended June 30, 2007, an increase of $8.8 million, or 41.6%, compared to $21.3 million in fiscal 2006. Gross profit margin decreased from 48.6% in fiscal 2006 to 44.4% in fiscal 2007. This decrease in gross profit margin percentage was due to the factors discussed above in “—Cost of Sales.”

Selling, General and Administrative Expenses

Selling, general and administrative expenses were approximately $10.9 million for the year ended June 30, 2007, an increase of $4.3 million, or 64.0%, compared to $6.6 million in fiscal 2006. This increase was primarily due to increased expenses related to our attendance at industry exhibitions and conventions, advertising and marketing costs, and costs associated with the expansion of our multi-color press sales network. As percentages of revenues, selling, general and administrative expenses were 15.2% and 16.1% for fiscal years 2006 and 2007, respectively.

Research and Development Expenses

Research and development expenses were $1.0 million for each of the years ended June 30, 2007 and 2006.

Liquidated Damages Expenses

We recorded $2.1 million in liquidated damage expenses related to the October 2006 private placement in fiscal year ended June 30, 2007. We did not record any liquidated damages expenses in fiscal 2006.

Other Income/(Expenses)

Other expenses were $0.02 million for the fiscal year ended June 30, 2007, a decrease of $0.2 million, compared to $0.2 million in fiscal 2006. This decrease was due to rental income of $0.4 million in fiscal 2007 offset by interest expenses on our short-term bank loans.

Minority Interests

Minority interests for each of the years ended June 30, 2007, and 2006 were $0.24 million and $0.19 million, respectively.

Provision for Income Taxes

Provision for income taxes was $1.8 million for the year ended June 30, 2007, an increase of $1.5 million, compared to $0.3 million in fiscal 2006. Fiscal year 2006 only included six months income tax. The tax exemption for Duoyuan China ended on December 31, 2006. Duoyuan China was subject to 16.5% income tax rate for the fiscal year ended June 30, 2007.

Net Income

As a result of the foregoing, net income was $14.0 million for the year ended June 30, 2007, an increase of $1.1 million, or 8.4%, compared to $12.9 million in fiscal 2006. Net income margin decreased to 20.6% for the fiscal year ended June 30, 2007 from 29.6% in the fiscal year ended June 30, 2006. This decrease was mainly attributed to the accrual of liquidated damages and the related party transaction penalty, which together was equivalent to over 3% of our revenue for fiscal 2007.

Foreign Currency Translation Adjustment

Foreign currency exchange adjustment for the fiscal year ended June 30, 2007 was $1.8 million, an increase of $1.4 million compared to $0.4 million in fiscal 2006.

The reason for the increase in the foreign currency exchange adjustment is RMB’s appreciation against USD. For the year ended June 30, 2007, our assets and liabilities are translated at a rate of 7.60 RMB to 1.00 USD, and our operating results are translated at 7.81 RMB to 1.00 USD. For fiscal year 2006, our assets and liabilities are translated at a rate of 8.01 RMB to 1.00 USD, and our operating results are translated at 8.06 RMB to 1.00 USD. Our equity accounts are calculated on basis of historical exchange rates.

Liquidity and Capital Resources

The following table sets forth a summary of our cash flows for the fiscal years ended June 30, 2006, 2007 and 2008.

	Year ended June 30,
	2006	2007	2008
	(Dollars in thousands)
Net cash provided by (used in) operating activities	4,933	(4,200)	16,801
Net cash used in investing activities	(1,563)	(11,081)	(10,524)
Net cash provided by (used in) financing activities	0	19,171	(1,092)

As of June 30, 2008, we had cash and cash equivalents of $14.2 million, accounts receivable of $33.2 million and inventories of $24.0 million. Our working capital was $55.6 million and our equity was $93.8 million. We believe that we have sufficient working capital resources for our present requirements. Our internally generated funds are dependent on the continued profitability of our business.

Net cash provided by (used in) operating activities. Net cash provided by operating activities for the year ended June 30, 2008 was $16.8 million, compared to net cash used by operating activities of $4.2 million in fiscal 2007. Operating cash flow increased by $21.0 million during the year ended June 30, 2008 compared to fiscal 2007. For the year ended June 30, 2008, accounts payable were decreased by $1.3 million. In addition, for the year ended June 30, 2008, compared to the same period last year, we increased net income by $12.5 million to $26.5 million, adding to our cash provided by operating activities. This increase in net income is offset by the increase of $9.7 million of accounts receivable, increase of $1.6 million of inventories, decrease of $1.3 million of accounts payable and depreciation expenses of $2.2 million.

Net cash provided by (used in) investing activities. Currently our main uses of cash for investing activities are prepayments for equipment purchases and payments for construction projects. Net cash used in investing activities was $10.5 million for the year ended June 30, 2008, compared to net cash used in investing activities of $11.1 million in fiscal 2007. During the year ended June 30, 2008, the investing activities primarily include developing infrastructure for Langfang Duoyuan, as well as renovation and upgrade of the technology, facility, and equipments at Hunan Duoyuan.

Net cash provided by (used in) financing activities. Net cash used in financing activities was $1.1 million for the year ended June 30, 2008, which was a result of our payment for lines of credit exceeding proceeds by approximately $2.8 million offset by a decrease in restricted cash of $2.1 million, compared to net cash provided by financing activities of $19.2 million in fiscal 2007.

As of June 30, 2008, the maturities for our bank loans were as follows:

	June 30,	June 30,
	2007	2008
	(dollars in thousands)
Loan from Bank of Agriculture, Chongwen branch due
June 29, 2008. Quarterly interest only payment at
6.732% per annum, secured by plant and machinery	$2,630	$0

Loan from Bank of Agriculture, Chongwen branch due
July 12, 2008. Quarterly interest only payment at
6.732% per annum, secured by plant and machinery	2,630	2,918

Loan from Bank of Agriculture, Chongwen branch due
July 19, 2008. Quarterly interest only payment at
7.227% per annum, secured by plant and machinery	3,682	4,085

Loan from Bank of Agriculture, Chongwen branch due
July 26, 2008. Quarterly interest only payment at
7.227% per annum, secured by plant and machinery	2,630	2,918

Loan from Bank of Agriculture, Chongwen branch due
March 13, 2009. Quarterly interest only payment at
8.57% per annum, secured by plant and machinery	1,315	1,459

Total	$12,887	$11,380

As shown in the above table, we had $11.4 million in loans outstanding as of June 30, 2008.  We plan to either repay this debt as it matures or refinance this debt with other debt. These loans were made under our RMB 100.0 million ($14.3 million) revolving credit lines. We are allowed to refinance these loans by entering into new short-term loan agreements. Banks in China are subject to nation banking regulations and may withdraw the credit line if regulations change. If the bank were to withdraw our credit line, we would use cash on hand or external financings to reply outstanding amounts.

Capital Expenditures

Our capital expenditures for the year ended June 30, 2008 were $10.5 million. Our current planned capital expenditures are in relation to the launch of the proposed cold-set corrugated printing press business described in “—Net Cash Used in Investing Activities,” for which we had incurred related preliminary expenses of $4.1 million as of June 30, 2008. We plan to purchase patents to acquire key technologies for producing the corrugated packing machine. We have an agreement in principle, subject to final documentation, in which we expect the total purchase price for such patents to be approximately $1.3 million. We intend to make capital expenditures of approximately $30.0 million in connection with the corrugated packing machine business in calendar years 2008 to 2010.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of June 30, 2008. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Obligations	Total Ending Balance	Less Than One Year	1-3 Years	3-5 Years	More than 5 years
	(dollars in thousands)
Long Term Debt Obligations	$--	$--	--	--	--

Capital Lease Obligations	--	--	--	--	--

Operating Lease Obligations	$82	$82	--	--	--

Purchase Obligations	--	--	--	--	--

Repayment Obligations under Line of Credit	$11,380	$11,380	--	--	--

Total	$11,462	$11,462	--	--	--

Duoyuan China has a five years office lease agreement with Duoyuan Water. The lease had an initial five-year term from January 1, 2003 to December 31, 2007 and which has been extended for a one-year term. The minimum rent commitment as of June 30, 2008 was $82,007.

We plan to finance our contractual obligations with cash from operations and from the recent fund raised.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Sensitivity

We maintain our books and records in Renminbi, the functional currency of the PRC, however, we use the U.S. dollar as the reporting currency of our financial statements. The exchange rate between U.S. dollar and Renminbi is subject to the foreign exchange quotation publicized by the People's Bank of China on the specific day. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation. There were no material transaction gains or losses for the year ended June 30, 2008.

Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the U.S. dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. On July 2, 2005, the Chinese government changed its decade-old policy of benchmarking the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. As of June 30, 2008, the exchange rate of the Renminbi to the U.S. dollar was 6.8540 RMB to 1.00 USD. There remains significant international pressure on the Chinese government to further liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. Please see Risk Factors above for details.

Our exposure to foreign exchange risk primarily relates to cash and cash equivalents denominated in U.S. dollars as a result of our past issuance of common stock through a private placement. For example, to the extent that we need to convert U.S. dollars received in the private placement into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount that we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in the exchange rate would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

We currently do not hedge our exposure to fluctuations in the Renminbi to U.S. dollar exchange rate. In the future, we may choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and delayed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose. Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our stockholders as dividends.

Interest Rate Risk

As of June 30, 2008, we had RMB78.0 million ($11.4 million) outstanding on our bank lines of credit which are subject to interest rate change risk.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is contained in the consolidated financial statements listed in Item 15(a) 1 under the caption “Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2008, the end of the fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our interim chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and interim chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2008.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected in a timely manner. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." During its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, our management identified material weaknesses related to the following:

1.
Accounting and Finance Personnel Weaknesses - We lack accounting and finance personnel with adequate knowledge, skills and training with respect to financial reporting and preparation of financial statements under U.S. GAAP. Our accounting department needs to improve its knowledge in U.S. GAAP by increasing training and supervision of its current staff and/or hiring knowledgeable accounting personnel. A failure to implement this change can have material impact in applying U.S. GAAP in overall financial reporting as well as accounting of certain material accounts including sales (including rebates), cost of sales, accounts receivable, payables and expenses, inventory and other material accounts.

2.
Lack of Internal Audit Function - We lack sufficient personnel to perform our internal audit functions effectively. In addition, the scope and effectiveness goal of internal audit function have not been identified. Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions that can have material impact to the financial statements.

In light of the foregoing material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2008.  Our ineffective internal control over financial reporting could result in material misstatements in our annual or interim financial statements that would not be prevented or detected. However, nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the SEC.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management has identified the steps necessary to address the material weaknesses described above, as follows:

1.
We are in the process of hiring a permanent Chief Financial Officer with knowledge and experience in U.S. GAAP. In addition, we intend to expand training and supervision of our accounting staff to ensure timely and accurate recording of financial transactions and reconciliation of certain material accounts as well as preparation of financial statements in accordance with U.S. GAAP. Furthermore, we are working on establishing policies and procedures regarding timing and method of seeking outside counsels with relevant expertise to advise on transactions with complex and non-routine accounting and legal issues.

2.
We are evaluating whether we have sufficient resources and qualified personnel to develop an effective internal audit function. Our management is also examining the scope and timing of its work. Specifically, internal audit functions will be instituted in key financial areas as well as key non-financial areas which can have a material impact on our financial statements.

We believe that the foregoing steps will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This Annual Report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Our management’s report on internal control was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this Annual Report.

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and executive officers and other significant employees as of September 22, 2008.  In connection with the closing of the 2006 Equity Transfer, AFI’s executive officers and directors resigned and were completely replaced with Duoyuan China’s executive officers and directors. All of the executive officers and directors were appointed on the closing date of the 2006 Equity Transfer.  All directors hold office for one-year term until the election and qualification of their successors.  Executive officers are elected annually by the board of directors and serve at the discretion of the board.  There are no family relationships between and among the directors and executive officers.

Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. The business address of each of our directors and executive officers is 4/F, No. 3 Jinyuan Road, Daxing District Industrial Development Zone, Beijing, People’s Republic of China 102600.

Name	Age	Position
Directors
Wenhua Guo	46	Chairman of the Board of Directors, Chief Executive Officer
Xiqing Diao	38	Director, Chief Operating Officer
Christopher Patrick Holbert	37	Director
Lianjun Cai	58	Director
Punan Xie	72	Director

Officers
William Milewski	45	Former Chief Financial Officer
Baiyun Sun	53	Interim Financial Officer and Controller
Yubao Wei	41	Chief Technology Officer
Wenzhong Liu	40	Vice President of Marketing and Sales

Director Biographies

The biographies of each director are as follows:

Wenhua Guo, Chairman of the Board of Director and Chief Executive Officers. Mr. Guo is the founder of Duoyuan China and has served as its chairman and chief executive officer since the commencement of Duoyuan China’s operations in 2001.  Before Mr. Guo founded Duoyuan China, he was a physics teacher at Beijing Chemical Institute.  Mr. Guo is also chairman of Duoyuan Electric Group, and the founder, chairman and chief executive officer of Duoyuan Global Water Inc. Mr. Guo obtained a bachelor’s degree in physics from Beijing Normal University.

Xiqing Diao, Director and Chief Operating Officer. Mr. Diao has been a director and chief operating officer since November 2005.  He was Vice General Manager of Duoyuan Water Environment Technology Co., Ltd. from August to November 2005, Assistant to General Manager of Duoyuan Electric (Tianjin) Auto Water Pump Co., Ltd. from January to July 2005, and General Manager of Operations of Duoyuan Electric Group from January 2003 to December 2004.  From May 2001 to December 2002, Mr. Diao was General Manager of No. 1 Division of Duoyuan Water Environment Technology Co., Ltd.  Mr. Diao obtained a bachelor’s degree in mechanics from Tianjin Textile Technology Institute in July 1993.  He was also an ISO9001:2000 Internal Auditor, ISO 14000 Internal Auditor and ISO14000 Internal Auditor in 2004.

Christopher Patrick Holbert, Director.    Mr. Christopher Patrick Holbert has been a director since 2007, is the chairman of our Audit Committee and a member of our Compensation, and Nominating and Corporate Governance Committees. Since July 2006, he has been the Chief Financial Officer of Techfaith Wireless Technology Limited, a company that designs and develops customized handset solutions. From 2005 to 2006, he was the Director of Finance for CDC Corporation, a company that provides enterprise software, online games, mobile services and applications, and internet and media services. From 2004 to 2005, he was Director of Sarbanes Oxley Compliance at Chinadotcom Corporation, the predecessor of CDC Corporation. From 2003 to 2004, he was Vice President of Finance of Newpalm China, a subsidiary of Chinadotcom Corporation that provides mobile value added application service. From 2001 to 2003, he was the founding partner of Expat-CFO Services Limited, a Shanghai-based financial consultancy providing advice on doing business in China. From 2000 to 2001, he was a consultant with Williams Adley & Co., a company providing accounting and management consulting services to U.S. companies and government agencies. From 1995 to 2000, he was an auditor and consultant with Deloitte Touche Tohmatsu, an international professional services company focusing on accounting and auditing services. He is a Certified Public Accountant and has 12 years of experience in the field of accounting and financial management. Mr. Holbert received a bachelor’s degree in science with a concentration in Accounting from Bowie State University in Maryland.

Lianjun Cai, Director. Mr. Cai has been a director and chairman of our Compensation Committee since April 2007. Mr. Cai was a Director of Industrial Committee of Daxing Industrial Development Zone Beijing from 2001 to 2004. Before that, he was General Manager of Management Committee of Daxing Industrial Development Zone. Mr. Cai received a bachelor’s degree in economy management.

Punan Xie, Director. Mr. Xie has been a director and chairman of our Nominating and Corporate Governance Committee since April 2007. Mr. Xie taught at Beijing Institute of Printing from 1978 to 2001, was Section Chief of the Research Department, Director of Faculty of Printing Faculty and Assistant to the President of the Beijing Institute of Printing from 1985 to 1987 and was Sub Decanal at Beijing Institute of Printing from 1987 to 2001. He was also Director of the Program of Print Engineering of the National Higher Education Committee, Vice Director of the National Standard Committee of Printing Equipment, Vice Director of Educational Committee of China Printing Technical Association, Technical Committee member of China Printing equipment and Appliance Association, Counselor of the Expert Consultative Committee of Beijing government, Valuator of the National Science and Technology Achievement Award and national expert of evaluation of light-industry products and printing equipment import. Mr. Xie received a Bachelor of Science degree in printing mechanism from Moscow Institute of Printing.

Executive Officer Biographies

The biographies of each executive officer are as follows:

Baiyun Sun, Interim Chief Financial Officer and Controller.  Ms. Sun has been our interim chief financial officer since May 21, 2008. She is also our current Controller. Prior to this, she served as interim chief financial officer from December 20, 2007 until March 1, 2008. Prior to that, she was our chief financial officer from October 6, 2006 to July 18, 2007, our director and vice president between June 2001 to April 2007, and Chief Accountant of Duoyuan Electric Group from January 1994 to May 2001.  Ms. Sun received a bachelor’s degree in accounting from Beijing Finance and Commerce Institute in July 1985.

Wenzhong Liu, Vice President of Sales and Marketing.  Mr. Liu has been Vice President of Sales since November 2005.  He was Assistant General Manager of Sales of Duoyuan China from July to October 2005, Interim General Manager of Sales of Duoyuan China from November 2004 to June 2005, and sales representative of Duoyuan China from January 2001 to October 2004.  Mr. Liu received a bachelor’s degree in science from Luoyang Engineering Institute in July 1993.

Yubao Wei, Chief Technology Officer.  Mr. Wei has been our chief technology officer since December 2007. He was General Manager of Production of Duoyuan China from July 2004 to December 2007, and General Manager of Technology of Duoyuan China from July 2003 to June 2004. Mr. Wei received a master’s degree in engineering from Tsinghua University July 1992.

Code of Ethics

We have not adopted a code of ethics applicable to our chief executive officer, chief financial officer, or controller or persons performing similar functions. We are in the process of designing a code of ethics, and will provide the required disclosure once it is completed.

Audit Committee

We have an Audit Committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, composed of Christopher Patrick Holbert, who serves as chair of the Committee, and Lianjun Cai and Punan Xie. The Audit Committee Charter provides that its members shall consist entirely of directors who the Board determines are “independent” in accordance with NASDAQ listing standards and who meet the additional “independence” requirements imposed by NASDAQ for Audit Committee membership. The Board determined that each of the members of the Audit Committee meets the foregoing independence requirements. The Board has determined that Mr. Holbert is an “Audit Committee financial expert,” as such term is defined by the SEC.

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

Compensation Discussion and Analysis

During the year ended June 30, 2008, the compensation committee of our board of directors (the “Compensation Committee”) was responsible for setting our compensation policies, approving the amount and form of executive compensation and administering our benefit plans. The primary objectives of our Compensation Committee with respect to executive compensation are to attract and retain highly talented and dedicated executives and to align executives’ incentives with stockholder value creation. At of June 30, 2008, the Compensation Committee consisted of Lianjun Cai (Chairman), Christopher Patrick Holbert and Punan Xie.

In determining the amounts of compensation paid to our named executive officers during fiscal year 2008, the Compensation Committee generally reviewed and considered the level of compensation paid to comparable executives at two publicly listed companies in China: Bei Ren Printing presses Holdings Limited, or Bei Ren, and Shanghai Electric Printing & Package Machinery Co., Ltd., or Shanghai Electric, which are Chinese companies of similar size and stage of development operating in the printing equipment industry. In addition, the Compensation Committee considers the local compensation practices of China. In using similarly situated companies to benchmark compensation, we continue to take into account our relative performance and our own strategic goals.

The Compensation Committee did not, and has not historically, retained a compensation consultant to review our policies and procedures with respect to executive compensation. The Compensation Committee subjectively considered each officer’s general performance for the year, our overall performance as compared to Bei Ren and Shanghai Electric and our performance as compared to our business goals for the year. In addition, the Compensation Committee considers the local compensation practices of China.

Elements of compensation

Our executive compensation consists of following elements:

Mr. Guo and Ms. Sun

The amount of base salary that we pay reflects our philosophy that base salary should attract experienced individuals who will contribute to the success of our overall business goals. For Mr. Guo and Ms. Sun, their fiscal year 2008 base salaries were primarily determined by the Compensation Committee based on its review of (i) the base salaries paid by Bei Ren and Shanghai Electric, as discussed above, and (ii) our internal base annual salary amount for each “category” of executive officers, as supplemented by a “position subsidy” and a “household subsidy,” which represent a living allowance.

Comparative Compensation Information

Based on its review of the compensation paid by Bei Ren and Shanghai Electric for fiscal year 2007, the Compensation Committee noted that the reported annualized total compensation for the Chairman of Bei Ren was approximately $94,000, and approximately $69,100 for the General Manager of Bei Ren. The Compensation Committee determined to review the compensation amounts for both such positions given Mr. Guo’s duties as Chairman and Chief Executive Officer. Regarding Shanghai Electric, the Compensation Committee noted that the fiscal year 2007 total compensation for the Executive General Manager of Shanghai Electric was approximately $86,300. The Compensation Committee also estimated that base salaries represented about half of each such officer’s total compensation. Upon review of this information, the Compensation Committee determined to increase the fiscal year 2008 base salary of Mr. Guo from $25,615 to $32,020, representing an increase of 25%. The Compensation Committee felt this increase was not only consistent with Mr. Guo’s overall performance for fiscal 2008, but also maintained a consistent ratio of increase compared to other Chinese public printing manufacturing companies and consistent with our compensation policy described above. Similarly, the Compensation Committee noted that the fiscal year 2007 total compensation for the Financial Manager of Bei Ren was approximately $51,000 and for Shanghai Electric was approximately $72,000. Upon review of this information, the Compensation Committee determined to increase the fiscal year 2008 base salary of Ms. Sun from $25,615 to $32,020, representing an increase of 25%. During fiscal 2008, Ms. Sun served as interim chief financial officer from July 1, 2007 until July 17, 2007, from December 20, 2007 to February 28, 2008 and again from May 21, 2008 to the present.

Base Salary and Subsidy Amounts

Each officer’s initial base salary is increased by a “position subsidy” and a “household subsidy” which together represent a living allowance. Although not required by Chinese law, they represent a typical Chinese practice with respect to employees who are categorized as management executives. The Compensation Committee has historically utilized a split of approximately 75%, 15% and 10%, based on the total base salary to be paid to the executive for the year, for the basic salary, position subsidy and household subsidy, respectively. The Compensation Committee determined that this percentage split is a familiar method for employees in China.

Position	Base Salary	Position Subsidy	Household Subsidy	Total
Mr. Guo	$24,000	$5,620	$2,400	$32,020
Ms. Sun (interim CFO)	$24,000	$5,620	$2,400	$32,020
Mr. Bennett (former CFO)[1]	$111,100	0	0	$111,100
Mr. Milewski (former CFO)[2]	$50,667	0	0	$50,667

Note:
1. Mr. Bennett was our chief financial officer between July 18, 2007 and December 20, 2007. The total compensation paid to Mr. Bennett during fiscal 2008 was $81,100. After Mr. Bennett resigned as our chief financial officer on December 20, 2007, he continued to serve us as an independent outside consultant for six months, for which we paid him $5,000 per month and for a total of $30,000.

2. Mr. Milewski was our chief financial officer between March 1, 2008 and May 21, 2008. The total compensation paid to Mr. Milewski during fiscal 2008 was $50,667, which reflects his monthly salary of $14,000.

Messrs. Bennett and Milewski

Mr. Bennett served as our chief financial officer between July 18, 2007 and December 20, 2007. Mr. Milewski served as our chief financial officer between March 1, 2008 and May 21, 2008. In determining the initial base salaries for each of our former chief financial officers during fiscal year 2008, our Compensation Committee used a methodology that differed from that for our other executives due to the fact that each such officer had prior work experience outside China in developed economies and were familiar with U.S. GAAP. For Messrs. Bennett and Milewski, the Compensation Committee reviewed and considered the publicly-available base salary information for the chief financial officers of a number of China-based companies listed in the United States, as follows:

eLong, Dragon Asia	Fuwei Films Holdings Co. Ltd.
sohu.com	Trina Solar Ltd.
sina.com	Canadian Solar Inc.
AsiaInfo Holding and Comtech Group Inc.	Home Inns & Hotels Management Inc.
Wuxi Pharmatech Inc.	Mindray Medical International Ltd.
E-House (China) Holdings Ltd.	New Oriental Education & Technology Group
Perfect World Co., Ltd.	Verigy Ltd.
Spreadtrum Communications Inc.	Himax Technologies Inc.
Yingli Green Energy Holding Co. Ltd.	China GrenTech Corp Ltd.
LDK Solar Hi-tech Co. Ltd.	Suntech Power Holdings Co. Ltd.
China Sunergy Co., Ltd.	Actions Semiconductor Co Ltd.
Acorn International, Inc	Vimicro International Corp.
Qiao Xing Mobile Communication Co., Ltd.	China Medical Technologies Inc.
Simcere Pharmaceutical Group	Baidu.com Inc.
Tongjitang Chinese Medicines Co	Focus Media Holding Ltd.
Xinhua Finance Media Ltd.	China Techfaith Wireless Communication Tech
JA Solar, 3SBio Inc.	Hurray! Holding Co Ltd
Solarfun Power Holdings Co Ltd.

These companies are in a wide range of industries and are not restricted to the printing industry, but were reviewed in order to give the Compensation Committee an idea of companies operating in China that were also listed in the U.S. While there are a number of additional China-based companies listed in the U.S., they are of a much larger size than we are with significant market capitalization, and they mostly have state-owned backgrounds, which the Compensation Committee did not consider to be appropriate comparative companies.

Based on the Compensation Committee’s review of the chief financial officer compensation of these companies, it determined that the average base salary for chief financial officers was approximately $130,000. Accordingly, the Compensation Committee decided to work with a range for chief financial officer compensation between $120,000 and $200,000. Within this range, the Compensation Committee took a number of factors into consideration in determining the compensation of a specific candidate, such as the past experiences of the chief financial officer candidate and the personal expectations of the candidate. The actual base salary agreed to between the Company and each of Messrs. Bennett and Milewski was based on subjective factors rather than a mathematical formula, and was subject to the particular negotiations with the candidate.

Specifically, it was the Compensation Committee’s view that a chief financial officer who is familiar with U.S. GAAP and is bilingual in English and Chinese should command a substantially higher salary than domestic candidates who are conversant only in Chinese GAAP and language and who are unfamiliar with public company reporting duties and obligations. Accordingly, the Compensation Committee approved a base salary of $168,000 for Mr. Milewski  and $132,000 for Mr. Bennett, the difference within these primarily due to the fact that Mr. Milewski’s experience was more extensive and included working experiences with listed companies.

Discretionary Annual Bonus

Our Compensation Committee has the authority to award discretionary annual cash bonuses to our executive officers, including each of the named executive officers. A total of eight senior executive officers were eligible to receive annual discretionary bonuses during the year ended June 30, 2008. Messrs. Bennett and Milewski did not receive a bonus during the year ended June 30, 2008 due to their short tenure with the Company.

The annual discretionary bonuses are intended to compensate officers for their individual contributions, as subjectively reviewed and determined by the Compensation Committee, to our increased revenue from year-to-year.

Specifically, each fiscal year, including for the year ended June 30, 2008, the Compensation Committee determines a specific percentage of the increased revenue that will be set aside for the executive officer discretionary bonus pool. The Compensation Committee considers, in its subjective business judgment, several different factors each year when determining the bonus pool percentage, including the general industry/market conditions, our realized sales and profit growth, our realized gross margin and net profit margin, as well as how realized growth rates and margins compared to targeted growth rates and margins set at the beginning of the fiscal year. In addition, the Compensation Committee conducts performance reviews of the top executives who may be entitled to discretionary bonuses. Each executive under review will be assigned a score pursuant to the results of his or her performance. The Compensation Committee then determines the average score of all executives considered, which is then in turn factored into a pre-established formula so that the annual bonus rate varies between 0.5% and 1% of the annual increase in revenue. With a very low average performance score, the bonus pool will be near 0.5% of the annual increase in revenue, and with a very high score, the rate will be close to 1% of the annual increase.

For the year ended June 30, 2008, the bonus pool percentage was 0.85%. This percentage takes into consideration various industry and market factors, including a 32.2% increase in our revenue and an 89.3% increase in our net income during the year ended June 30, 2008.

In determining each officer’s discretionary bonus amount, if any, the Compensation Committee established an internal bonus structure, as described below, based on objectives which vary depending on the individual executive.

For Mr. Guo’s potential discretionary bonus during the year ended June 30, 2008, his objectives included our overall sales and profit growth (50% of his potential bonus) and accomplishment of strategic activities such as major financing, acquisitions or strategic corporate alliance activities (50%). Based on his significant contributions to the progress of our plan of going public and our revenue and profit growth in fiscal 2008, Mr. Guo was awarded a discretionary bonus of $ 35,200. Ms. Sun’s discretionary bonus objectives included timely and accurate preparation of our financial data (50% of her potential bonus), and assisting the chief executive officer in accomplishing strategic activities (50%). Upon its review, the Compensation Committee determined that Ms. Sun, our interim chief financial officer, met both objectives as she contributed to the timely and accurate preparation of financial data, accordingly, she was awarded a discretionary bonus of $ 27,800 for the year ended June 30, 2008. The following chart shows the percentage of bonus pool and amounts of discretionary bonuses for our named executive officers for the year ended June 30, 2008.

Position	Percentage of Bonus Pool	Amount of Bonus (USD)
Mr. Guo	19%	$35,200
Ms. Sun	15%	$27,800
Mr. Bennett (former CFO)	-	-
Mr. Milewski (former CFO)	-	-
Chief Operating Officer	15%	$27,800
Vice President	15%	$27,800

Retirement Benefits

 Our employees in China, including each of the named executive officers, participate in defined contribution pension programs organized by Chinese municipal and provincial governments. Each employee is required to contribute 8% of his or her total monthly base salary to the defined contribution pension programs, although we withhold and pay such percentage on behalf of the employees. This monthly base salary for calculating pension contribution purpose has a range of 60%-300% of the average month salary of the last year in a city, surveyed and publicized by the city statistics bureau. If an employee’s actual monthly salary falls within this range, his/her monthly salary becomes the monthly base salary to calculate pension contribution. If an employee’s actual monthly salary is higher (lower) than 300% (60%) of the average monthly salary of the last year in a city, 300% (60%) of the average monthly salary of the last year in a city becomes the monthly base salary to calculate pension contribution. In addition, we are required to contribute to the defined contribution pension programs 20% of the employees’ monthly base salary each month before tax. No benefits are determined by final compensation and years of service.

Other Compensation

Other than the annual salary for our executive officers, the bonus that may be awarded to executive officers at the discretion of our Compensation Committee and arrangements with executive officers for the use of a company car, we do not have any other benefits and perquisites for our executive officers. However, our Compensation Committee in its discretion may provide benefits and perquisites to these executive officers if it deems it advisable.

Security Ownership Guidelines

We do not have a stock grant policy or any stock ownership guidelines.

Accounting and Tax Treatment

Given our current levels of compensation, the accounting and tax considerations have not significantly impacted our forms of compensation. Our board of directors considers as one factor the impact of accounting and tax treatment on compensation in our compensation programs.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for the fiscal year ended June 30, 2008 received by the individuals who served as our chief executive officer and chief financial officer (“Named Executive Officers”). The compensation of other executive officers (including Yubao Wei and Xiqing Diao) did not exceed $100,000 per year.

Name	Principal Position	Salary (3)	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation	All Other Compensation	Total (1)
Wenhua Guo	Chief Executive Officer	$32,020	$35,200	0	0	0	$1,294	0	$68,514
Baiyun Sun	Interim Chief Financial Officer	$32,020	$27,800	0	0	0	$1,294	0	$61,114
Gene Bennett (2)	Former Chief Executive Officer	$111,100		0	0	0	0	0	$111,100
William Milewski (2)	Former Chief Financial Officer	$50,667		0	0	0	0	0	$50,667

(1) Amounts sent forth in these columns were paid to or received by the director in RMB and were converted into U.S. dollars based on the conversion rate in effect on June 30, 2008.

(2) Messrs. Bennett and Milewski resigned on December 20, 2007 and May 21, 2008, respectively. No additional amounts are due to the resigned directors and officers.

(3) The amount in the “Salary” column includes the employees’ 8% contribution to the defined contribution pension program. We withhold and pay such percentage on behalf of the employees. For Mr. Guo and Ms. Sun, their contribution was approximately $1,294 and $1,294 in fiscal year 2008, respectively (i.e. RMB 9,024 x 8% x 9 + RMB 9,966 x 8% x 3 = RMB 8,889 = $1,294).

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

We entered into an employment agreement for the position of chief financial officer with Mr. Bennett on July 18, 2007. However, on December 20, 2007, he stepped down and executed a letter of resignation and separation agreement, or the Separation Agreement. According to the Separation Agreement, he continued to serve us as an independent outside consultant for a six-month period until June 20, 2008, during which period we paid him $5,000 per month. Ms. Baiyun Sun was promoted to our interim chief financial officer, from December 20, 2007 until March 1, 2008. Ms. Sun did not enter into any new employment agreement for her temporary position and she remains bound by her current standard form employment agreement.

Mr. William Milewski was our chief financial officer from March 1, 2008 to May 21, 2008, when he stepped down and executed a letter of resignation and separation agreement, or the Milewski Separation Agreement. Pursuant to the Milewski Separation Agreement, Mr. Milewski received a bonus equal to one month base salary of $14,000 in recognition of the contributions he made during his term of employment with us. He will also continue to serve us as an independent outside consultant for an eight-month period until January 21, 2009, during which period we will pay him $3,500 per month. Ms. Baiyun Sun was promoted to interim chief financial officer effective May 21, 2008. Ms. Sun did not enter into any new employment agreement for her temporary position and she remains bound by her current standard form employment agreement.

All of our employees including our named executive officers have executed standard employment agreements with us, which are governed by Chinese law. Other than the amount of compensation, the terms and conditions of the employment agreements with the executive officers are substantially the same as those of our standard employment agreements with non-executive employees. Our standard employment agreements are for a fixed period of one year and may be renewed upon notice from the employee and our consent. After ten years of employment, an employee may enter into an employment agreement with us for an indefinite period of time. We may terminate an employment agreement for cause, without notice or severance. We may also terminate an employment agreement upon thirty days’ notice if an employee is not suitable for the job due to medical or other reasons. If we lay off an employee because of an economic downturn or terminates an employee because the employee is not suitable for the job or is not able to work due to sickness or injury, we are obligated to pay up to twelve months’ salary as severance. An employee may terminate his or her employment agreement without cause upon one month’s notice or for cause, without notice.

Options/SAR Grants

During the year ended June 30, 2008, neither we nor our subsidiaries granted any stock options or stock appreciation rights to any executive officers or other individuals listed in the table above.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value

Neither our executive officers nor other individuals listed in the tables above exercised any options or SARs during the year ended June 30, 2008.

Long-Term Incentive Plan Awards

We currently do not have a stock option plan, stock appreciation rights plan or other long-term incentive plans. We may implement a long-term incentive plan in the future; however because of Chinese tax laws, we currently do not consider these types of awards desirable.

Potential Payments Upon Termination

Mr. Guo and Ms. Sun

Pursuant to our standard form employment, we may terminate an employment agreement for cause, without notice or severance. We may also terminate an employment agreement upon 30 days’ notice if an employee is not suitable for the job due to medical or other reasons. If we lay off an employee because of an economic downturn or terminate an employee because the employee is not suitable for the job or is not able to work due to sickness or injury, we are obligated to pay up to 12 months salary as severance, as determined by our Compensation Committee. An employee may terminate his or her employment agreement without cause upon one month’s notice or for cause, without notice.

Mr. Bennett

Pursuant to his resignation effective December 20, 2007, Mr. Bennett stepped down as chief financial officer and executed a letter of resignation and separation agreement (the “Bennett Separation Agreement”). Pursuant to the Bennett Separation Agreement, Mr. Bennett continued to serve as an independent outside consultant for a six-month period ending June 20, 2008, during which period we paid him $5,000 per month, for a total of $30,000.

Mr. Milewski

Mr. Milewski stepped down as our chief financial officer and executed a letter of resignation and separation agreement, effective May 31, 2008 (the “Milewski Separation Agreement”). Pursuant to the Milewski Separation Agreement, Mr. Milewski received a bonus equal to one month of his base salary, or $14,000, in recognition of the contributions he made during his term of employment with us. He will also continue to serve us as an independent outside consultant for an eight-month period until January 21, 2009, during which period we will pay him $3,500 per month, for a potential total of $28,000.
Directors Compensation

Each of our non-employee director received gross pay of $12,000 per year, except that Mr. Bennett receives gross pay of $20,000 as director and chairman of our Audit Committee. In addition, the non-employee directors receive $1,000 for attending each meeting of our board of directors at which there is a quorum, whether in person or by telephone, up to a maximum of $5,000 per fiscal year. There are no other fees or reimbursements paid to our directors.

The following table sets forth the compensation paid during the year ended June 30, 2008 to our directors:

Name of Director	Fees Earned or Paid in Cash (2)	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Wenhua Guo, Chief Executive Officer and Chairman (1)	$67,220				$1,294		$68,514
Lianjun Cai	$8,734				0		$8,734
Xiqing Diao	$59,820				$1,294		$61,114
Christopher Patrick Holbert	$26,000				0		$26,000
Punan Xie	$13,974				0		$13,974

(1) Mr. Guo served as director during fiscal year 2008, however, he did not receive any compensation for his service as director.

(2) Amounts set forth in these columns were paid to or received by the director in RMB and were converted into U.S. dollars based on the conversion rate in effect on June 30, 2008.

Compensation Committee Interlocks and Insider Participation

None of our executive officers or the executive officers of Duoyuan China served as a member of our compensation committee or the equivalent of another entity during the years ended June 30, 2006, 2007 or 2008. None of our executive officers or the executive officers of Duoyuan China served as a director of another entity, other than affiliates of Duoyuan China, during the years ended June 30, 2006, 2007 and 2008.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on our Compensation Committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report for filing with the SEC.

The foregoing report is provided by the following directors, who constitute the Compensation Committee: Mr. Lianjun Cai, Mr. Christopher Patrick Holbert and Mr. Punan Xie.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Exchange Act, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable.

As of September 22, 2008, we had a total of 25,000,050 shares of common stock outstanding, which are our only issued and outstanding voting equity securities.

The following table sets forth, as of September 22, 2008: (a) the names and addresses of each beneficial owner of more than five percent (5%) of our common stock known to us, the number of shares of common stock beneficially owned by each such person, and the percent of our common stock so owned; and (b) the names and addresses of each director and executive officer, the number of shares our common stock beneficially owned, and the percentage of our common stock so owned, by each such person, and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)	Percentage Ownership (1)

Directors and Executive Officers
Wenhua Guo (2) (chairman and CEO)	17,562,355	70.25	%(3)
Lianjun Cai (director)	0	0%
Punan Xie (director)	0	0%
Christopher Patrick Holbert (director)	0	0%
Xiqing Diao (director, COO)	0	0%
Baiyun Sun (Interim CFO)	0	0%

Principal Stockholders
Duoyuan Investments Limited (2)	17,562,355	70.25%
Barry M. Kitt (4) 4965 Preston Park Blvd., Ste 240 Plano, TX 75093	1,542,295	6.17%
Pinnacle China Fund, L.P. 4965 Preston Park Blvd., Ste 240 Plano, TX 75093	1,300,002	5.20%

All Directors and Executive Officers as a Group (11 members)	17,600,948	70.40%
 * indicates less than 1%

(1) Percentage of beneficial ownership of each listed person is based on 25,000,050 shares outstanding as of September 22, 2008. Beneficial ownership is determined in accordance with the rules of the SEC. Unless otherwise indicated, each of the shareholders named in this table has sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by such stockholder. The address for all directors and executive officers of the Company is c/o Asian Financial, Inc. at 4/F, No. 3 Jinyuan Road, Daxing District Industrial Development Zone, Beijing, People’s Republic of China.

(2) Mr. Wenhua Guo is the sole stockholder of Duoyuan Investments, as such he may be viewed as having beneficial ownership over all 17,562,355 shares owned by Duoyuan Investments.

(3) Of the 17,562,355 shares of common stock beneficially owned by Mr. Wenhua Guo, 6,899,177 shares were deposited in escrow according to the Securities Purchase Agreement dated October 24, 2006, a copy of which is filed as Exhibit 4.1 to the registration statement that includes this prospectus and a Make Good Escrow Agreement dated October 24, 2006 (Exhibit B to the Securities Purchase Agreement), pursuant to which, if we do not meet certain performance benchmarks for the fiscal years 2006, 2007 or 2008, 1/3 of the escrow shares will be transferred to the investors pursuant to the Securities Purchase Agreement for each year when the performance benchmarks are not satisfied. Mr. Wenhua Guo retains the voting power and dividend rights of the escrow shares before such shares are delivered to the investors, if ever. We satisfied the performance benchmark for the fiscal year ended June 30, 2006, therefore 1/3 of the escrow shares were returned to Mr. Guo. On November 28, 2007, we entered into an Amendment to the Securities Purchase Agreement, or the Amendment, with its several stockholders that owned in aggregate a majority of our outstanding shares, pursuant to which the parties agreed that in computing whether the applicable performance benchmarks as defined under the Make Good Escrow Agreement have been achieved, we are not required to include any penalties accrued under the Securities Purchase Agreement and the Registration Rights Agreement dated October 24, 2006 as expenses, charges or any other deductions from revenue. In light of the Amendment, the investors deemed our after-tax net income so computed to have satisfied the performance benchmark for the 2007 fiscal year, and accordingly a further 1/3 of the escrow shares were released to Mr. Guo as of January 22, 2008. The Amendment is filed as Exhibit 4.4 to the registration statement that includes this prospectus.

(4) Although Pinnacle China Fund, LP., or Pinnacle China, and The Pinnacle Fund, L.P., or the Pinnacle Fund, have the same mailing address, they are different entities. Whitebox Intermarket Partners, L.P. and Nite Capital, L.P. each entered into a Purchase Agreement with Pinnacle Fund dated January 18, 2008, pursuant to which they transferred to the Pinnacle Fund 130,209 and 52,084 shares of common stock, respectively, that they owned. After the share transfer was closed in February 2008, Whitebox Intermarket Partners, L.P. and Nite Capital, L.P. do not own any of our shares, while Pinnacle Fund was the owner of 182,293 shares of our common stock.

Pinnacle China Advisers, L.P., or Advisers, is the general partner of Pinnacle China. Pinnacle China Management, LLC, or Management, is the general partner of Advisers. China Management LLC is the manager of Management. Mr. Barry M. Kitt is the manager of Kitt China Management LLC. Mr. Kitt may be deemed to be the beneficial owner of the shares of our common stock beneficially owned by Pinnacle China. Mr. Kitt expressly disclaims beneficial ownership of all shares of our common stock beneficially owned by Pinnacle China.

Pinnacle Advisers, L.P., or Fund Advisers, is the general partner of the Pinnacle Fund. Pinnacle Fund Management, LLC, or Fund Management, is the general partner of Fund Advisers. Mr. Kitt is the sole member of Fund Management. Mr. Kitt may be deemed to be the beneficial owner of the shares of our common stock beneficially owned by Pinnacle Fund. Mr. Kitt expressly disclaims beneficial ownership of all shares of our common stock beneficially owned by Pinnacle Fund.

Securities Authorized for Issuance Under Equity Compensation Plans

Not applicable.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In October 2006, we raised approximately $23.5 million by issuing shares in a private placement and agreed to (i) register the resale of those shares with the SEC within 90 days of the closing pursuant to a registration rights agreement and (ii) terminate identified related party transactions. If we failed to timely register the resale of the private placement shares or settle these related party matters, we were subject to monthly cash liquidated damages, subject to a cap. We ultimately failed to timely register the resale of the private placement shares or settle the related party matters and thereby we (and not the related parties) accrued liquidated damages. As of June 30, 2007, we had reached the liquidated damages cap and had accrued related unpaid penalties aggregating $2.1 million. There was no interest charge for late payment.

In January 2008, we offered to settle with the private placement investors the respective liquidated damages owed to them either in the form of cash or in warrants for shares of our common stock. Each private placement investor made its own election and, accordingly, we distributed to 25 of our investors warrants to purchase a total of 576,425 shares of our common stock, and we paid cash to 10 of our investors in the total amount of 0.4 million. The private placement investors agreed that the our issuance of such warrants and our payments of such cash constituted the satisfaction in full of our obligations to pay liquidated damages to each investor with respect to registering their resale of the purchased shares and related party transactions. During the first half of the year ended June 30, 2008, we accrued an additional $0.7 million for the liquidated damages. We settled all liquidated damages claims in the third quarter of fiscal 2008, and reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments.

In connection with the private placement, our chairman and chief executive officer, Mr.Guo entered into a make good escrow arrangement. Pursuant to this arrangement, Mr. Guo deposited shares into escrow and if we did not meet certain after-tax net income performance benchmarks for the fiscal years 2006, 2007 or 2008, one-third of the escrow shares would be transferred to the investors for each year when the performance benchmarks are not satisfied. Mr. Guo retained the voting power and dividend rights of the escrow shares before such shares are delivered to the investors. In November 2007, the Securities Purchase Agreement was amended to exclude when determining if the performance benchmark had been met the liquidated damages accrued as expenses, charges or any other deductions from revenue as a result of the failure to timely register the private placement shares as required under the related registration rights agreement or to settle the related party matters as required by the Securities Purchase Agreement. As of June 30, 2008, all performance benchmarks had been met.

922,205 shares of our common stock were issued to Dempsey Mork, Norbert L. LeBoeuf and their affiliates, as compensation and in consideration for their services as our former executive officers, including 176,463 shares issued on August 20, 1998 and 745,742 shares issued upon the conversion of convertible notes in the aggregate principal amount of $70,000. Pursuant to a five-year convertible promissory note with a term that commenced in 1995 and concluded in 1999, we accrued $50,000 for management services and other organizational expenses to these individuals. This note was non-interest-bearing and convertible at a rate of $0.05 per share for 1,000,000 shares of our common stock 372,871 shares at the option of the holder, and the note was converted on September 15, 2006. Pursuant to the terms of a separate convertible promissory note, we accrued $20,000 during 2003 and 2004 for management services rendered by an affiliate of our majority stockholder and then President, Millennium Capital. This note was also non-interest-bearing and convertible at a rate of $0.02 per share for 372,871 shares at the option of the holder, and was likewise converted on September 15, 2006.

Duoyuan China leases 3,080 square meters of space, located at No. 3 Jinyuan Road, Daxing District Industrial Development Area, Beijing, China, from Duoyuan Water, of which Mr. Wenhua Guo, our CEO and 70% stockholder is a sole stockholder. The property used as an office building and research and development center. The lease had an initial five-year term from January 1, 2003 to December 31, 2007 and which has been extended for a one-year term. The minimum rent commitment as of June 30, 2008 was $82,007. The rental payments are inclusive of electricity and water utility bills. During the term of the lease, Duoyuan Water paid Duoyuan China’s portion of the electricity and water bill associated with the office lease. As a consequence, the amount of the electricity and water bills became Duoyuan China’s payable to Duoyuan Water. In addition, Duoyuan China transferred some of its employees to Duoyuan Water. The social welfare tax associated with these employees occurred before their transfer and became Duoyuan China’s payable to Duoyuan Water. As of December 31, 2006, Duoyuan China had failed to settle this related-party transaction in violation of the contractual agreement in the Securities Purchase Agreement in which Duoyuan China undertook to end all related-party transactions by that date. Between July 2007 and December 2007, Duoyuan China paid to Duoyuan Water rental payments that Duoyuan China had accrued during calendar years 2005 to 2007 in the amount of RMB 2.8 million ($0.4million). By December 31, 2007, all rental payments owed from Duoyuan China to Duoyuan Water under the initial lease agreement had been settled.

Duoyuan China uses the trademark “Duoyuan” under a license agreement with Duoyuan Water Environmental Protection Technology Industry (China) Co., Ltd., of which Mr. Wenhua Guo is a sole stockholder. The trademark license does not have a term. As the cost of obtaining the trademark is immaterial, the license is provided to Duoyuan China at no charge.

By assignment agreement dated December 26, 2002 with Huiyuan Institute, Duoyuan China obtained ownership of a patent it used previously pursuant to a license. However, prior to the execution of a Termination of the Letter of Patent Use Authorization dated March 11, 2008, Duoyuan China made use of a patent for “an automatic offset press printing oil supply quick clearing device” under a license agreement with Huiyuan Institute, of which Mr. Wenhua Guo is the sole stockholder. The patent license did not have a term and was provided to Duoyuan China at no charge.

Duoyuan China previously engaged Tianjin Automobile Water Pump Co., Ltd., Tianjin Automobile of which Mr. Wenhua Guo is the sole stockholder, as its supplier of certain key parts of the offset presses, such as frame panels and rollers. Duoyuan China pre-paid Tianjin Automobile for these parts. These pre-payments became related party receivables to Duoyuan China. As of December 31, 2006, Duoyuan China had failed to settle this related-party receivable account, which amounted to $38,716. This was in violation of the contractual agreement in the Securities Purchase Agreement in respect of related-party transactions. As of June 30, 2007, the receivable account had been fully settled. We do not plan to engage in any further related party transactions with Tianjin Automobile in the future.

Following the completion of the Langfang Duoyuan plant, there was approximately $442,019 worth of certain surplus construction materials remaining. When Duoyuan Langfang Water Recycle Equipment Manufacturing Co., Ltd., of which Mr. Wenhua Guo is the sole stockholder, undertook the construction of its own plant, Langfang Duoyuan sold these construction materials to us at cost. As of  December 31, 2006, Duoyuan China had failed to settle this account, in violation of the contractual agreement in the Securities Purchase Agreement in respect of related-party transactions. As of June 30, 2007, the receivable account in respect of this transaction had been fully settled.

During the construction phase of the Langfang Duoyuan plant, Duoyuan China Information Technology Industry Co., Ltd., of which Mr. Wenhua Guo is the sole stockholder, paid on behalf of Langfang Duoyuan the municipal infrastructure allocation fee utilities accounts and other expenses incurred. During the fiscal year ended June 30, 2005, Duoyuan China paid off such debt in the amount of $1,068,975.

In a separate transaction, Duoyuan China owed to Huiyuan Institute, the original stockholder of Langfang Duoyuan, $4,598,000 as of June 30, 2005 for the unpaid purchase price for Huiyuan Institute’s 90% equity interest in Langfang Duoyuan. The purchase price was fully paid on May 16, 2006.

Langfang Duoyuan leased part of its manufacturing plant to Duoyuan Water Treatment Equipment Manufacturing (Langfang) Co., Ltd, a company 80% owned by Mr. Guo. The lease is valid from October 1, 2004 to September 30, 2009. On May 25, 2007, pursuant to a termination agreement, Langfang Duoyuan and Duoyuan Water Treatment Equipment Manufacturing (Langfang) Co., Ltd terminated the lease. Total rental income for the years ended June 30, 2008, 2007 and 2006 amounted to $0, $447,247, and $434,697, respectively.

During 2006, Duoyuan China received various short-term loans from Duoyuan Water, of which Mr. Guo is the sole stockholder. The loans were non-interest bearing and due on demand. These short-term loans became related-party payables to Duoyuan Water. As of December 31, 2006, Duoyuan China had failed to settle this account in the amount of $290,308 in violation of the contractual agreement in the Securities Purchase Agreement in respect of related-party transactions. As of June 30, 2007, the payable account in respect of this transaction had been fully settled.

Also during 2006, Duoyuan China made various short-term loans to Duoyuan Water. The loans were non-interest bearing and due on demand. These short-term loans became related party receivables to Duoyuan China. As of December 31, 2006, Duoyuan China had failed to settle this receivable account in violation of the contractual agreements in the Securities Purchase Agreement on related party transactions in the amount of $3,390,198. As of June 30, 2007, the receivable account in respect of this transaction had been fully settled.

Indebtedness of Management

None.

Review, Approval or Ratification of Transactions with Related Persons

As provided in our Audit Committee’s charter, all related party transactions going-forward must be approved by our Audit Committee. As such, we will conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the Audit Committee. While there are no written policies and procedures regarding review of related party transactions in the charter of our Audit Committee, the independent directors who are members of the Audit Committee follow state fiduciary laws and have approved and may approve the related party transactions if they believe they are in our best interests.

Director Independence

Management has reviewed the directors’ responses to a questionnaire inquiring about their transactions, relationships and arrangements with us, as well as those of their immediate family members. The questionnaire also canvassed other potential conflicts of interest. After reviewing this information, the board of directors determined that our board of directors is comprised of a majority of “independent directors”, as such term is defined in the NASDAQ rules and Rule 10A-3 of the Exchange Act. Our independent directors are not engaged in any transaction, relationship or arrangement with us in this respect. Among our current five directors, Messrs. Christopher Patrick Holbert, Lianjun Cai and Punan Xie meet the NASDAQ and the Exchange Act standards for independent directors. The remaining two directors, Wenhua Guo and Xiqing Diao are executive officers and are not independent directors. Our Audit Committee is currently comprised of three independent directors, Messrs. Christopher Patrick Holbert (chairman), Lianjun Cai and Punan Xie. Our compensation Committee is comprised of three independent directors, Messrs. Lianjun Cai (chairman), Messrs. Christopher Patrick Holbert, and Messrs. Punan Xie. Our nomination and corporate governance committee is comprised of three independent directors, Punan Xie (chairman), Christopher Patrick Holbert and Lianjun Cai.

As provided in our Audit Committee’s charter, all related party transactions going-forward must be approved by our Audit Committee. As such, we will conduct a review of all related party transactions for potential conflict of interest situations on an ongoing basis and all such transactions relating to executive officers and directors must be approved by the Audit Committee. While there are no written policies and procedures regarding review of related party transactions in the charter of our Audit Committee, the independent directors who are members of the Audit Committee follow state fiduciary laws and have approved and may approve the related party transactions if they believe they are in our best interests.

Item 14.	Principal Accountant Fees and Services.

In connection with the audit during the year ended June 30, 2008, for the audits of our annual financial statements and review of our quarterly financial statements, the Company entered into an engagement agreement with for professional services rendered by our principal accountant, Moore Stephens Wurth Frazer and Torbet, LLP (“Moore Stephens”). The description of the fees billed to the Company by Moore Stephens for the years ended June 30, 2007 and 2008 is set forth below.

	2007	2008
Audit Fees (1)	$220,000	$220,000
Audit Related Fees	—	—
Tax Fees (2)	$6,000	$5,000
All Other Fees	—	—

Total Fees	$226,000	$225,000

(1)	Audit Fees were for the audits of our annual financial statements and review of our quarterly financial statements.

(2)	Tax Fees were for professional services rendered for tax compliance, tax advice, and tax planning for the year ended June 30, 2008.

Our Audit Committee has a policy for the pre-approval of all audit and non-audit services provided by our independent registered public accounting firm. Each year, the Audit Committee approves the proposed services, including the type and nature of such services. Audit Committee pre-approval is also required for engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by the Audit Committee.

All audit and related services are approved by the board of directors, the acting Audit Committee, prior to the rendering of services.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)  The following documents are filed as part of this report:

(1)   Financial Statements. The financial statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included beginning on page F-1.

(2)   Financial Statement Schedules. All Schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.

(3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K). The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “±” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asian Financial, Inc. (Registrant)

Date: September 26, 2008	By:	/s/ Wenhua Guo
Wenhua Guo Chairman of the Board and Chief Executive Officer

Date: September 26, 2008	By:	/s/ Baiyun Sun
Baiyun Sun Interim Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Wenhua Guo, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wenhua Guo Name: Wenhua Guo	Chairman of the Board and Chief Executive Officer and Director (Principal Executive Officer)	September 26, 2008

/s/ Baiyun Sun Name: Baiyun Sun	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2008

/s/ Lianjun Cai	Director	September 26, 2008
Name: Lianjun Cai

/s/ Xiqing Diao	Director	September 26, 2008
Name: Xiqing Diao

/s/ Christopher Patrick Holbert	Director	September 26, 2008
Name: Christopher Patrick Holbert

/s/ Punan Xie	Director	September 26, 2008
Name: Punan Xie

EXHIBIT INDEX

Number	Description
2.1
Equity Transfer Agreement dated August 31, 2006 between Asian Financial, Inc. and Duoyuan Investments Limited (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No.000-27129) filed with the Securities and Exchange Commission on September 6, 2006).

3.1
Articles of Incorporation, as amended of Asian Financial, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

3.2
Amended and Restated Bylaws of Asian Financial, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.1
Securities Purchase Agreement dated October 24, 2006 between Asian Financial, Inc. and certain Investors indentified therein (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

4.2
Amendment to Securities Purchase Agreement dated November 28, 2007 between Asian Financial, Inc. and certain Investors identified therein (Incorporated by reference to Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.3
Warrant issued to Roth Capital Partners, LLC dated November 2, 2006 (Incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.4
Form of Warrant dated December 31, 2007 issued to certain investors party to the Securities Purchase Agreement dated October 24, 2006 (filed as exhibit 4.1 hereto) in satisfaction of related party penalties in relation thereto (Incorporated by reference to Exhibit 4.3 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008)

4.5	Form of Certificate representing the common stock, par value $0.001, of the Company. *
10.1
Lease Agreement between Duoyuan Clean Water Technology Industries (China) Co., Ltd. and Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.2
English Summary of Form of Employment Agreement (Incorporated by reference to Exhibit 10.8 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008). ±

10.3
Share Transfer Agreement, dated October 16, 2005, between Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute and Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.4
Property Lease Agreement, dated December 25, 2002 between Duoyuan Water Environmental Protection Technology Industry (China) Co. Ltd. And Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.5
Letter of Trademark Use Authorization dated June 30, 2001, from Duoyuan Water Environmental Protection Technology Industry (China) Co., Ltd. to Duoyuan Technology Industry (China) Co., Ltd. (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.6
Letter of Patent Use Authorization, dated June 30, 2001, from Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute to Duoyuan Digital Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.7
Framework Agreement on Cooperation in Research and Development of Stability Technology for Offset Printing Machines and New Technologies, dated May 16, 2005, between Duoyuan Digital Printing Technology Industry (China) Co. Ltd and Beijing Aeronautic Manufacturing Technology Research Institute (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.8
Offset Printing Machine Assembly Line Design Research and Development Contract, dated March 11, 2002, between Duoyuan Digital Printing Technology Industry (China) Co. Ltd and Beijing Printing Machinery Research (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.9
Assignment of Patent Agreement dated December 26, 2002 between Beijing Huiyuan Duoyuan Digital Technology Institute and Duoyuan Digital Printing Technology Industries (China) Co. Ltd. (Incorporated by reference to Exhibit 10.25 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.10
Registration Rights Agreement dated October 24, 2006 between Asian Financial, Inc. and certain Investors identified therein (Incorporated by reference to Exhibit 4.1to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 25, 2006).

10.11
Convertible Promissory Note covering the fiscal years ended December 31, 1995 through 1999 (Incorporated by reference to Exhibit 10.18 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.12
Convertible Promissory Note covering the fiscal years ended December 31, 2003 through 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.13
Employment Agreement between Asian Financial, Inc. and Gene Michael Bennett dated as of July 18, 2007 (Incorporated by reference to Exhibit 10.22 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008). ±

10.14
Separation Agreement and Release of All Claims effective December 20, 2007 between Asian Financial, Inc. and Gene Michael Bennett (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on December 27, 2007). ±

10.15
Maximum Amount Mortgage Contract dated July 28, 2007 among Agriculture Bank of China Chongwen Sub-branch, Duoyuan Digital Printing Technology (China) Co. Ltd., and Hunan Duoyuan Printing Machine Co. Ltd. (Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.16
Employment Agreement with William Milewski dated as of March 1, 2008 (Incorporated by reference to Exhibit 10.23 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008). ±

10.17
Termination of Letter of Patent Use Authorization, from Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute to Duoyuan Digital Technology Industry (China) Co. Ltd. (see Exhibit 10.11) (Incorporated by reference to Exhibit 10.24 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.18
Separation Agreement and Release of All Claims effective May 21, 2008 between Asian Financial, Inc. and William Edward Milewski (Incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on May 27, 2008). ±

21.1	List of Subsidiaries. *
23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP.*
31.1	Chairman of the Board and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*
31.2	Interim Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*
32.1
Certification of Chairman of the Board and Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

* Filed herewith.
± Management contract or compensatory plan or arrangement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Director and Stockholders of
Asian Financial Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Asian Financial Inc. and subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of income and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2008. Asian Financial Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits on accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, to a test basis, evidence supporting the amounts and disclosures in the financial statement, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asian Financial Inc. and subsidiaries as of June 30, 2008 and 2007, and the results of its operations as its cash flows for each of the years in the three-year period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

September 5, 2008

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash	$14,199,700	$7,816,361
Restricted cash	-	2,097,490
Accounts receivable, net of allowance for doubtful accounts of $1,178,328 and $498,648 as of June 30, 2008 and 2007, respectively	33,184,833	21,170,423
Inventories	23,950,551	20,074,605
Other receivables	20,834	68,160
Deferred expense	661,250	-
Other assets		40,331
Total current assets	72,017,168	51,267,370

PLANT AND EQUIPMENT, net	34,130,651	25,332,554

OTHER ASSETS:
Intangible assets, net	4,003,128	3,679,941
Advances on equipment purchases	2,753,610	-
Total other assets	6,756,738	3,679,941

Total assets	$112,904,557	$80,279,865

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit	$11,380,200	$12,887,000
Accounts payable	1,489,255	2,572,061
Accrued liabilities	1,749,129	1,107,591
Other payables	108,983	198,000
Other payables - related parties	-	369,564
Taxes payable	1,702,986	1,078,503
Liquidated damages payable	-	2,119,428
Total current liabilities	16,430,553	20,332,147

DERIVATIVE INSTRUMENT LIABILITIES	1,374,824	-

MINORITY INTEREST	1,292,843	800,766

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 25,000,050 shares issued and outstanding	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	6,000,090	3,282,601
Retained earnings	50,058,176	26,316,141
Accumulated other comprehensive income	10,460,031	2,260,170
Total shareholders' equity	93,806,337	59,146,952

Total liabilities and shareholders' equity	$112,904,557	$80,279,865

The accompanying notes are integral part of the these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
REVENUES	$89,627,677	$67,811,867	$43,746,561

COST OF SALES	44,461,903	37,693,679	22,477,905

GROSS PROFIT	45,165,774	30,118,188	21,268,656

RESEARCH AND DEVELOPMENT EXPENSES	1,683,304	1,045,543	1,036,570

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,177,154	10,905,809	6,649,280

INCOME FROM OPERATIONS	30,305,316	18,166,836	13,582,806

LIQUIDATED DAMAGES, net of settlement	235,492	(2,119,428)	-

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	73,112	-	-

OTHER INCOME (EXPENSE), net	(535,056)	(20,734)	(238,974)

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	30,078,864	16,026,674	13,343,832

MINORITY INTEREST	381,633	240,584	187,120

INCOME BEFORE PROVISION FOR INCOME TAXES	29,697,231	15,786,090	13,156,712

PROVISION FOR INCOME TAXES	3,237,707	1,806,943	261,133

NET INCOME	26,459,524	13,979,147	12,895,579

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	8,199,861	1,834,313	425,857

COMPREHENSIVE INCOME	$34,659,385	$15,813,460	$13,321,436

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	23,041,021	18,867,436

BASIC AND DILUTED EARNING PER SHARE	$1.06	$0.61	$0.68

The accompanying notes are integral part of the these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	Common Stock			Retained earnings		Accumulated
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Unrestricted	other comprehensive income	Total
BALANCE, July 1, 2005	17,562,388	$17,562	$5,992,339	$581,640	$2,142,376	$-	$8,733,917
Net income					12,895,579		12,895,579
Adjustment to statutory reserves				1,289,558	(1,289,558)		-
Foreign currency translation adjustments						425,857	425,857
BALANCE, June 30, 2006	17,562,388	$17,562	$5,992,339	$1,871,198	$13,748,397	$425,857	$22,055,353
Shares due to reorganization on August 31, 2006	1,305,048	1,305	(1,305)		13,979,147		13,979,147
Net income				1,411,403	(1,411,403)		-
Shares issued for cash, $1.43 per share	6,132,614	6,133	21,272,006				21,278,139
Foreign currency translation adjustments						1,834,313	1,834,313
BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952
Net income					26,459,524		26,459,524
Adjustment to statutory reserves				2,717,489	(2,717,489)		-
Foreign currency translation adjustments						8,199,861	8,199,861
BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$93,806,337

The accompanying notes are integral part of the these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,459,524	$13,979,147	$12,895,579
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Minority interest	381,633	240,584	187,120
Depreciation	2,239,063	882,842	590,635
Amortization	75,297	70,047	67,821
Loss on fixed assets disposal	1,458	-	-
Bad debt expense	589,901	322,305	-
Change in fair value of derivative instruments	(73,112)	-	-
Liquidated damages penalty	706,476	2,119,428	-
Gain from settlement of liquidated damages	(941,968)	-	-
Change in operating assets and liabilities
Accounts receivable	(9,740,414)	(9,452,582)	(6,010,258)
Inventories	(1,566,856)	(2,440,076)	(1,390,188)
Other receivables	51,706	71,457	-
Other receivables - related parties	-	913,154	5,289
Deferred expense	(661,250)	-	-
Other assets	42,230	(43,198)	36,625
Accounts payable	(1,287,681)	(10,935,839)	4,361,870
Customer deposits	-	(19,265)	18,653
Other payables	(104,471)	(341,354)	286,617
Other payables - related parties	(386,960)	(455,164)	(6,518,709)
Accrued liabilities	538,634	312,551	69,749
Taxes payable	477,886	576,025	332,069
Net cash provided by (used in) operating activities	16,801,096	(4,199,938)	4,932,872

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(7,925,596)	(13,314,596)	(297,559)
Advances on equipment purchases	(2,598,661)	2,233,885	(1,265,352)
Net cash used in investing activities	(10,524,257)	(11,080,711)	(1,562,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	-	21,278,139	-
Proceeds from lines of credit	10,739,820	15,050,400	-
Payments for lines of credit	(13,493,620)	(15,060,400)	-
Payments for liquidated damages payable	(436,000)	-	-
Restricted cash	2,097,490	(2,097,490)	-
Net cash (used in) provided by financing activities	(1,092,310)	19,170,649	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,198,810	186,650	75,316

INCREASE IN CASH	6,383,339	4,076,650	3,445,277

CASH, beginning of year	7,816,361	3,739,711	294,434

CASH, end of year	$14,199,700	$7,816,361	$3,739,711

The accompanying notes are integral part of the these consolidated statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

On August 31, 2006, Asian Financial, Inc. entered into a definitive Equity Transfer Agreement with Duoyuan BVI to acquire the “Duoyuan Interest” in exchange for 47,100,462 new (pre-split) shares of common stock in Asian Financial. Prior to the acquisition, Asian Financial, Inc. had 3,500,000 (pre-split) shares of outstanding common stock. Accordingly, at the closing, there were 50,600,462 (pre-split) shares outstanding. The Equity Transfer Agreement became effective October 6, 2006. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Duoyuan BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to October 6, 2006 are those of Duoyuan BVI, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. As a result of the equity transfer, Duoyuan China became Asian Financial, Inc’s wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan BVI, became our controlling shareholder.

Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan BVI. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital $6,000,000. Duoyuan China has increased its registered capital to $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors, see Note 11. On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of June 30, 2008, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and manufactures digital printing products. Langfang Duoyuan was originally called Langfang Duoyuan Digital Printing Technology Co., Ltd. when Beijing Huiyuan Duoyuan Research Institute Co., Ltd. (“Huiyuan Institute”) owned 95% and Beijing Yinlu Advertising Co., Ltd. (Yinlu) owned 5%. On March 21, 2002, Yinlu transferred its 5% ownership to Duoyuan China. On October 16, 2005, Huiyuan Institute transferred 90% of the equity of Langfang Duoyuan to Duoyuan China whereby Duoyuan China holds 95% of the equity of Langfang Duoyuan while Huiyuan Institute remains the holder of 5% of the Langfang Duoyuan equity. As of June 30, 2008 Langfang Duoyuan owns 12.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

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
JUNE 30, 2008

Note 2 – Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (“the Company”) reflect activities of Asian Financial Inc., Duoyuan BVI - 100%, Duoyuan China - 100%, Langfang Duoyuan - 95.0%, and Hunan Duoyuan - 99.4%.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. All material inter-company transactions and balances have been eliminated in the consolidation.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company estimates the allowance for doubtful accounts as well as the fair value of its warrants, carried as derivative instruments, marked to market each reporting period. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

Translation adjustments amounted to $10,460,031 and $2,260,170 as of June 30, 2008 and 2007, respectively. Asset and liability accounts at June 30, 2008, were translated at 6.85 RMB to $1.00 USD as compared to 7.60 RMB at June 30, 2007. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the years ended June 30, 2008, 2007 and 2006 were 7.26 RMB, 7.81 RMB and 8.06RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation. There were no material transaction gains or losses for the years ended June 30, 2008, 2007 and 2006, respectively.

Revenue recognition

The Company recognizes revenue in accordance with SAB 104, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)
•	Delivery has occurred or services have been rendered.
•	The seller’s price to the buyer is fixed or determinable.
•	Collectability of payment is reasonably assured.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. There are no instances where receivables from distributor are not due and payable until goods purchased from the Company are sold by the distributor. The Company does not sell products to distributors on a consignment basis. Title transfers when products are shipped. Its distributors have a right to return within one month after the Company shipped the products, only if the Company’s products have manufacturing defects that cannot be repaired. The Company has never experienced any returns and therefore made no allowance for sales returns.

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

Our distributors are all equipped to install our products. We are not contractually obligated to perform any installation services. As a result, our revenue recognition is not impacted. The Company granted sales rebate to distributors based on the percentage of annual cash receipt. The Company accounts for the sales rebate in accordance with Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)”. The sales rebate is included as a reduction of sales and accounts receivable to be received by the Company.

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $960,147, $1,127,745 and $623,323, respectively, for the years ended June 30, 2008, 2007 and 2006.

Intangible assets

All land in the People’s Republic of China is owned by the government. However, the government grants rights to use the land. Land use rights are valid for a limited period of time, depending on their use. Based upon PRC regulations, land use rights last for 50 years for industrial property. The Company has the right to use the land for 50 years and has elected to amortize the cost of rights over 50 years using the straight-line method.

Intangible assets consisted of the following:

	June 30, 2008	June 30, 2007
Intangible - land use right	$4,439,619	$4,001,439
Less accumulated amortization	(436,491)	(321,498)
Total	$4,003,128	$3,679,941

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Total amortization expense for the years ended June 30, 2008, 2007 and 2006 amounted to $75,297, $70,047 and $67,821, respectively.

Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.

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

Plant and equipment consist of the following:

	June 30, 2008	June 30, 2007
Buildings	$13,643,084	$8,201,747
Office equipment	924,251	797,941
Motor vehicles	322,447	292,989
Plant and machinery	20,305,152	18,709,322
Construction in progress	4,268,971	-
Total	39,463,905	28,001,999
Less: accumulated depreciation	(5,333,254)	(2,669,445)
Plant and equipment, net	$34,130,651	$25,332,554

The depreciation expense for the years ended June 30, 2008, 2007 and 2006 amounted to $2,239,063, $882,842 and $590,635, respectively.

Interest costs totaling $140,949 was capitalized into construction in progress for the year ended June 30, 2008; no interest was capitalized in 2007 or 2006.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Long-lived assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2008, the Company expects these assets to be fully recoverable.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at June 30, 2008 and June 30, 2007 amounted to $14,192,775 and $7,764,148, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the year ended June 30, 2008, one supplier accounted for approximately 12% of the Company’s purchases; for the year ended June 30, 2007 four suppliers accounted for approximately 59% of the company’s purchases; for the year ended June 30, 2006, five suppliers accounted for approximately 69% of the Company's purchases. These suppliers represent 14% and 40% of the Company's total accounts payable as of June 30, 2008 and 2007.

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

Restricted cash

Restricted cash represents cash held in escrow in connection with the November 2006 private placement. As of June 30, 2008 and 2007, a total of $0 and $2,097,490, respectively, was held in escrow.

Inventories

Inventories are stated at the lower of cost (weighted average method) or market, and consist of the following:

	June 30, 2008	June 30, 2007
Raw materials	$7,282,772	$5,118,566
Work in process	10,984,027	9,265,459
Finished goods	5,683,752	5,690,580
Totals	$23,950,551	$20,074,605

The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of June 30, 2008 and 2007, the Company determined that no reserves were necessary.

Liquidated damages

The liquidated damages associated with the registration of the shares and the settlement of all outstanding related party balances are treated in accordance with FSP EITF 00-19-2, which requires the Company to recognize an expense and a liability equal to minimum estimated losses.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Accounts receivable, net of allowance for doubtful accounts outstanding at June 30, 2008 and 2007 amounted to $33,184,833 and $21,170,423, respectively. Management monitors accounts receivable aging and customer operating to determine if the allowance for doubtful accounts is adequate. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged between nine months and one year at 15% and currently the Company does not have any outstanding balance aged over year. As of June 30, 2008 and 2007, allowances for doubtful accounts were $1,178,328 and $498,648, respectively.

The following represents the changes of allowance for doubtful accounts:

	June 30, 2008	June 30, 2007
Balance, beginning of period	$498,648	$159,725
Additional reserves	589,901	322,305
Foreign currency translation adjustments	89,779	16,618
Balance, end of period	$1,178,328	$498,648

Income taxes

The Company records income taxes pursuant to SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently payable plus deferred taxes. Since the Company had no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of June 30, 2008 and 2007.

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
JUNE 30, 2008

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

The Company and its subsidiaries were established before March 16, 2007 and therefore are qualified to continue enjoying the reduced tax rate as described below.

Prior to March 16, 2007, upon approval by the PRC tax authorities, FIE's scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

Duoyuan China has become a wholly foreign-owned enterprise since its inception. This entity status allows Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003 and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China has an income tax exemption for the calendar years ended December 31, 2004 and 2005 and 50% income tax reduction for the calendar years ended December 31, 2006, 2007 and 2008. The income tax rate for Duoyuan China in calendar years ended December 31, 2006 and 2007 was 16.5% and in the calendar year ended 2008 were 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China will increase to 25%.

Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with their first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002 and started to generate a net profit for the calendar year ended December 31, 2003. Therefore Langfang Duoyuan has an income tax exemption for the years ended December 31, 2003, through December 31, 2007. Langfang Duoyuan is subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

During the years ended June 30, 2008, 2007 and 2006 the provision for income taxes amounted to $3,237,707, $1,806,943 and $261,133, respectively. The estimated tax savings due to this tax exemption for the years ended June 30, 2008, 2007 and 2006 amounted to $7,864,995, $4,509,810 and $4,154,255, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $1.06 to $0.74, $0.61 to $0.49 and $0.68 to $0.46 for the years ended June 30, 2008, 2007 and 2006, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2008 and 2007:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	29.0	33.0
China income tax exemption	(18.1)	(16.5)
Effective income tax rates	10.9%	16.5%

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

VAT on sales and VAT on purchases amounted to $28,937,411 and $20,121,852 for the year ended June 30, 2008, $19,791,244 and $7,258,360 for the year ended June 30, 2007, and $12,931,347 and $9,326,775 for the year ended June 30, 2006, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $1,357,362, $1,118,480 and $597,611 for the years ended June 30, 2008, 2007 and 2006, respectively.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are capitalized as property and equipment and depreciated over their estimated useful lives.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications have no effect on net income or cash flows.

Note 3 – Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split, which occurred on July 17, 2007.

The following is a reconciliation of the basic and diluted earnings per share computation for the years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006
For the years ended June 30, 2008, 2007 and 2006
Net income for earnings per share	$26,459,524	$13,979,147	$12,895,579

Weighted average shares used in basic computation
Basic	25,000,050	23,041,021	18,867,436
Diluted	25,000,050	23,041,021	18,867,436

Earnings per share:
Basic	$1.06	$0.61	$0.68
Diluted	$1.06	$0.61	$0.68

At June 30, 2008, 576,425 warrants, whose exercise price is $5.76, are excluded from the calculation of diluted earnings per share because of their antidilutive nature. At June 30, 2008 and 2007, 613,206 warrants, whose exercise price is $4.21, are excluded from the calculation because of their antidilutive nature.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Note 4 – Supplemental disclosure of cash flow information

Interest paid, net of capitalized, amounted to $816,735, $750,736 and $721,764 for the years ended June 30, 2008, 2007 and 2006, respectively.

Income tax paid amounted to $2,831,179, $1,355,095 and $0 for the years ended June 30, 2008, 2007 and 2006, respectively.

In fiscal 2008, the Company issued 576,425 warrants to settle the liquidated damages and the related party penalties; warrants were valued using the black-scholes model amounting to $1,377,947.

In fiscal 2006, the Company received land use rights totaling $224,965 that was prepaid in prior year.

Note 5 – Related party transactions

Mr. Wenhua Guo is the Company’s controlling shareholder and chief executive. The following is a summary of the amounts due related parties:

Other payable - related parties	June 30, 2008	June 30, 2007
Duoyuan China Water Recycle Technology Industry Co., Ltd. - Mr. Wenhua Guo is the sole shareholder	$-	$369,564

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party. See Note 9.

In addition, the Company leased part of its manufacturing plant located in Langfang Duoyuan to Duoyuan Water Treatment Equipment Manufacturing (Langfang) Co., Ltd, a company 80% owned by Mr. Wenhua Guo, from October 1, 2004 to September 30, 2009. Total rental income for the years ended June 30, 2008, 2007 and 2006 amounted to $0, $447,247, and $434,697, respectively. On May 25, 2007, the Company and Duoyuan Water Treatment Equipment Manufacturing (Langfang) Co., Ltd terminated the lease pursuant to a termination agreement.

Note 6 – Lines of credit

The lines of credit represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $11,380,200 and $12,887,000 outstanding on these lines of credit as of June 30, 2008 and 2007, respectively. The loans consisted of the following:

	June 30,	June 30,
	2008	2007
Loan from Bank of Agriculture, Chongwen branch
due March 13, 2009. Quarterly interest only payment at 8.570% per annum, secured by plant and machinery	$1,459,000	$1,315,000

Loan from Bank of Agriculture, Chongwen branch
due June 29, 2008. Quarterly interest only payment at 6.732% per annum, secured by plant and machinery	-	2,630,000

Loan from Bank of Agriculture, Chongwen branch
due July 12, 2008. Quarterly interest only payment at 6.732% per annum, secured by plant and machinery	2,918,000	2,630,000

Loan from Bank of Agriculture, Chongwen branch
due July 19, 2008. Quarterly interest only payment at 7.227% per annum, secured by plant and machinery	4,085,200	3,682,000

Loan from Bank of Agriculture, Chongwen branch
due July 26, 2008. Quarterly interest only payment at 7.227% per annum, secured by plant and machinery	2,918,000	2,630,000

Totals	$11,380,200	$12,887,000

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Total interest expense, net of capitalized interest, for the years ended June 30, 2008, 2007 and 2006 amounted to $794,485, $750,736 and $721,764, respectively.

The loans are secured by plant and machinery with a carrying value of $18,351,972 and $17,629,450 as of June 30, 2008 and June 30, 2007, respectively.

Note 7 – Taxes payable

Asian Financial, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended June 30, 2008. The net operating loss carry forwards for United States income taxes is $1,260,426, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2027 through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at June 30, 2008 was $428,545. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Taxes payable consisted of the following:

	June 30, 2008	June 30, 2007
VAT payable	$359,725	$256,175
Income tax payable	1,253,988	751,081
Others	89,273	71,247
Total taxes payable	$1,702,986	$1,078,503

Note 8 – Statutory reserves and dividends

The laws and regulations of the People’s Republic of China require that before a foreign invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund. Additionally, the Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2008, 2007 and 2006, the Company transferred $2,717,489, $1,411,403 and $1,289,558 to this reserve. The reserve represents 10% of the current year’s net income determined in accordance with the PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 9 – Operating leases

The Company leases office space from Duoyuan China Water Recycle Technology Industry Co., a related party, which Mr. Wenhua Guo is the sole shareholder on a calendar year basis. The current lease agreement is from January 1, 2008 to December 31, 2008.

Total lease expense for the years ended June 30, 2008, 2007 and 2006 was $154,784, $143,992 and $136,022, respectively. Total future minimum lease payments at June 30, 2008, are as follows:

Year ended June 30,	Amount
2009	$82,007
Thereafter	-

Note 10 – Employee pension

The employee pension in the Company generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made $2,327,600 contributions of employment benefits, including pension during the year ended June 30, 2008. The Company made $1,111,749 in contributions of employment benefits, including pension during the year ended June 30, 2007.

Note 11 – Shareholders' equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 6,132,614 (post-split) shares of common stock for a purchase price of approximately $3.84 (post-split) per share or a total of $23,549,200.

As of June 30, 2007, $2,097,490 of the proceeds was held in the escrow account. After the Company appointed a majority of independent directors, the restricted cash of $2,097,490 was released to the Company.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company will be required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company is capped at 8% of the total investment amount paid by the investors. Penalties were expensed as incurred and totaled $1,883,936 through December 31, 2007. During fiscal 2008, the Company paid cash of $436,000 and issued 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The fair value of the warrants was calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: market price $5.76, 5 years term, volatility of 42%, risk free rate of 3.45% and no dividends. Pursuant to SFAS 133 “Accounting for Derivatives”, warrants with conversion feature denominated in a currency different in the functional currency exposes the Company to foreign exchange risk and triggers liability accounting. Therefore, the Company recorded $1,447,936 liability on December 31, 2007, the grant date, the Company revalued the warrants on June 30, 2008, recording a gain of $73,112 for the changes of fair value.

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. The Company began accruing costs associated with this penalty in January 2007. The 4% cap applies only to the penalty for having outstanding related party transaction at December 31, 2006. Penalties were expensed as incurred and totaled $941,968 through December 31, 2007. In November 2007, the Company reached a settlement with investors who agreed to waive all penalties due. Therefore, the Company reversed the accrual and recognized a gain of $941,968 which is included in liquidated damages as a credit balance in the accompanying financial statements.

Under the terms of the Agreement, the Company is required to meet various performance targets for the next two years. If the Company fails to meet those targets, the Company’s controlling shareholder and CEO, agreed to transfer his personal shares in the Company stock to each shareholder who is party to a Purchase Agreement up to 112% of the number of shares issued to such shareholder in the private placement. Management determined that the thresholds for the years ended June 30, 2008, 2007 and 2006 have been met, the CEO does not required to transfer his shares in the Company stock to each shareholder.

At closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, the Company issued to Roth Capital warrants to acquire 650,547 (post-split) shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights. The warrant contains a standard antidilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. The warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life
Balance, June 30, 2006	-	-	$-	-
Granted	650,547	-	4.21	5.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, June 30, 2007	650,547	-	$4.21	5.00
Granted	576,425	576,425	5.76	5.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, June 30, 2008	1,226,972	576,425	$4.95	5.00

See report of independent registered public accounting firm.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

On July 17, 2007, the Company affected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

Note 12 – Subsequent Events

On July 4, 2008, the Company renewed the $2,918,000 bank loan due on June 29, 2008 from Bank of Agriculture, Chongwen branch. The new loan is due on July 3, 2009, with an interest rate of 8.217% per annum, secured by plant and machinery.

On July 11, 2008, the Company renewed the $2,918,000 bank loan due on July 12, 2008 from Bank of Agriculture, Chongwen branch. The new loan is due on July 10, 2009, with an interest rate of 8.217% per annum, secured by plant and machinery.

On July 18, 2008, the Company renewed the $4,085,200 bank loan due on July 19, 2008 from Bank of Agriculture, Chongwen branch. The new loan is due on July 17, 2009, with an interest rate of 8.217% per annum, secured by plant and machinery.

On July 25, 2008, the Company renewed the $2,918,000 bank loan due on July 26, 2008 from Bank of Agriculture, Chongwen branch. The new loan is due on July 24, 2009, with an interest rate of 8.217% per annum, secured by plant and machinery.

See report of independent registered public accounting firm.