Form 10-Q
period 2008-09-30
ASIAN FINANCIAL INC
filed 2008-11-14
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

86 (10) 6021-2222
Registrant’s telephone number:

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

Yes ☐   No ☒

As of November 14, 2008, the Company had 25,000,050 shares of common stock, par value $0.001 per share, issued and outstanding.

ASIAN FINANCIAL, INC.

Item 1. Financial Statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND JUNE 30, 2008

ASSETS
	September 30,	June 30,
	2008	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$19,025,602	$14,199,700
Accounts receivable, net of allowance for doubtful accounts of $1,181,558
and $1,178,328 as of September 30, 2008 and June 30, 2008, respectively	31,952,257	33,184,833
Inventories	23,453,768	23,950,551
Other receivables	21,448	20,834
Deferred expense	661,250	661,250
Total current assets	75,114,325	72,017,168

PLANT AND EQUIPMENT, net	35,050,870	34,130,651

OTHER ASSETS:
Intangible assets, net	3,994,103	4,003,128
Advances on equipment purchases	10,392,713	2,753,610
Total other assets	14,386,816	6,756,738

Total assets	$124,552,011	$112,904,557

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$14,337,400	$11,380,200
Accounts payable	740,473	1,489,255
Accrued liabilities	1,814,474	1,749,129
Other payables	122,059	108,983
Taxes payable	2,234,695	1,702,986
Total current liabilities	19,249,101	16,430,553

DERIVATIVE INSTRUMENT LIABILITIES	1,319,417	1,374,824

MINORITY INTEREST	1,406,057	1,292,843

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized;
25,000,050 shares issued and outstanding	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	7,410,506	6,000,090
Retained earnings	57,162,592	50,058,176
Accumulated other comprehensive income	10,716,298	10,460,031
Total shareholders' equity	102,577,436	93,806,337

Total liabilities and shareholders' equity	$124,552,011	$112,904,557

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
REVENUE	$26,179,431	$22,645,571

COST OF REVENUE	12,330,752	11,210,255

GROSS PROFIT	13,848,679	11,435,316

RESEARCH AND DEVELOPMENT EXPENSES	694,517	163,457

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,478,613	2,973,267

INCOME FROM OPERATIONS	9,675,549	8,298,592

LIQUIDATED DAMAGES, net of settlement	-	706,476

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	(55,407)	-

OTHER EXPENSE, net	179,596	128,397

INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	9,551,360	7,463,719

MINORITY INTEREST	109,737	93,542

INCOME BEFORE PROVISION FOR INCOME TAXES	9,441,623	7,370,177

PROVISION FOR INCOME TAXES	926,791	615,649

NET INCOME	8,514,832	6,754,528

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	256,267	907,750

COMPREHENSIVE INCOME	$8,771,099	$7,662,278	$

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	25,000,050

BASIC AND DILUTED EARNING PER SHARE	$0.34	$0.27	$

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Retained earnings		Accumulated
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Unrestricted	other comprehensive income	Total
BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952

Net income					6,754,528		6,754,528
Adjustment to statutory reserves				665,615	(665,615)		-
Foreign currency translation adjustments						907,750	907,750

BALANCE, September 30, 2007 (Unaudited)	25,000,050	$25,000	$27,263,040	$3,948,216	$32,405,054	$3,167,920	$66,809,230
Net income					19,704,996		19,704,996
Adjustment to statutory reserves				2,051,874	(2,051,874)		-
Foreign currency translation adjustments						7,292,111	7,292,111

BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$93,806,337
Net income					8,514,832		8,514,832
Adjustment to statutory reserves				1,410,416	(1,410,416)		-
Foreign currency translation adjustments						256,267	256,267

BALANCE, September 30, 2008 (Unaudited)	25,000,050	$25,000	$27,263,040	$7,410,506	$57,162,592	$10,716,298	$102,577,436

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,514,832	$6,754,528
Adjustments to reconcile net income to cash
provided by operating activities:
Minority interest	109,737	93,542
Depreciation	666,886	514,100
Amortization	20,014	20,153
Bad debt expense	-	27,975
Change in fair value of derivative instruments	(55,407)	-
Liquidated damages penalty	-	706,476
Change in operating assets and liabilities
Accounts receivable	1,324,371	(373,963)
Inventories	563,474	(1,163,553)
Other receivables	(556)	30,086
Advances on inventory purchases	-	(5,139)
Other assets	-	(90,058)
Accounts payable	(753,328)	1,255,043
Other payables	92,235	27,956
Other payables - related parties	-	(294,986)
Accrued liabilities	(16,859)	32,952
Taxes payable	527,364	3,157
Net cash provided by operating activities	10,992,763	7,538,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,494,043)	(250,941)
Advances on equipment purchases	(7,636,248)	-
Net cash used in investing activities	(9,130,291)	(250,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	12,882,320	8,999,200
Payments for lines of credit	(9,954,520)	(8,999,200)
Restricted cash	-	2,010,404
Net cash provided by financing activities	2,927,800	2,010,404

EFFECT OF EXCHANGE RATE CHANGES ON CASH	35,630	165,205

INCREASE IN CASH	4,825,902	9,462,937

CASH, beginning of period	14,199,700	7,816,361

CASH, end of period	$19,025,602	$17,279,298

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and manufactures digital printing products. Langfang Duoyuan is 95% owned by Duoyuan China and 5% by Beijing Huiyuan Duoyuan Research Institute Co., Ltd. Langfang Duoyuan owns 12% of Hunan Duoyuan Printing Machinery Co. Ltd.

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China and manufactures printing equipment. Hunan Duoyuan was established on March 10, 2004, is 88% owned by Duoyuan China and 12% by Langfang Duoyuan. The business license expires March 2034.

Note 2 - Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (the “Company”) reflect activities of Asian Financial Inc., Duoyuan China - 100%, Langfang Duoyuan - 95.0%, and Hunan Duoyuan - 99.4%.

Basis of presentation

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

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

Translation adjustments amounted to $10,716,298 and $10,460,031 as of September 30, 2008 and June 30, 2008, respectively. Asset and liability accounts at September 30, 2008, were translated at 6.84 RMB to $1.00 USD as compared to 6.85 RMB at June 30, 2008. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the three months ended September 30, 2008 and 2007 were 6.83 RMB and 7.55 RMB, respectively.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation. There were no material transaction gains or losses for the three months ended September 30, 2008 and 2007, respectively.

Revenue recognition

The Company recognizes revenue in accordance with SAB 104, which specifies that revenue is realized or realizable and earned when four criteria are met:

·	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)
·	Delivery has occurred or services have been rendered.
·	The seller’s price to the buyer is fixed or determinable.
·	Collectability of payment is reasonably assured.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. There are no instances where receivables from distributor are not due and payable until goods purchased from the Company are sold by the distributor. The Company does not sell products to distributors on a consignment basis. Its distributors have a right of return within one month after shipping only if the Company’s products experience any manufacturing defects and it cannot be fixed. The Company had no returns during the three months ended September 30, 2008 and 2007 and did not make any allowance of sales return. Title transfers when products are shipped.

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

Shipping and handling

Shipping and handling costs related to costs of goods sold are included in selling, general and administrative costs. Shipping and handling costs amounted to $310,582 and $197,315, respectively, for the three months ended September 30, 2008 and 2007.

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

Intangible assets consisted of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Intangible - land use right	$4,451,792	$4,439,619
Less accumulated amortization	(457,689)	(436,491)
Total	$3,994,103	$4,003,128

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Total amortization expense for the three months ended September 30, 2008 and 2007 amounted to $20,014 and $20,153, respectively.

Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

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

Plant and equipment consist of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Buildings	$13,680,488	$13,643,084
Office equipment	926,784	924,251
Motor vehicles	323,330	322,447
Plant and machinery	21,767,974	20,305,152
Construction in progress	4,366,646	4,268,971
Total	41,065,222	39,463,905
Less: accumulated depreciation	(6,014,352)	(5,333,254)
Plant and equipment, net	$35,050,870	$34,130,651

The depreciation expense for the three months ended September 30, 2008 and 2007 amounted to $666,886 and $514,100.

Interest costs totaling $86,024 was capitalized into construction in progress for the three months ended September 30, 2008; no interest was capitalized in 2007.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Long-lived assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2008, the Company expects these assets to be fully recoverable.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at September 30, 2008 and June 30, 2008 amounted to $19,046,188 and $14,192,775, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended September 30, 2008 and 2007, five suppliers accounted for approximately 38% and 38%, respectively, of the Company’s purchases. These suppliers represent 37% and 32% of the Company's total accounts payable as of September 30, 2008 and 2007.

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

Inventories

Inventories are stated at the lower of cost (weighted average method) or market, and consist of the following:

	September 30, 2008 (Unaudited)	June 30, 2008
Raw materials	$6,089,753	$7,282,772
Work in process	11,419,038	10,984,027
Finished goods	5,944,977	5,683,752
Totals	$23,453,768	$23,950,551

The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of September 30, 2008 and June 30, 2008, the Company determined that no reserves were necessary.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Fair Value of Financial Instruments

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

·	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Under EITF 00-19, the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The Company’s warrant liability is carried at fair value totaling $1,319,417 as of September 30, 2008.

	Fair Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,319,417			$1,319,417

Except for the derivative liabilities, the Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Accounts receivable, and allowance for doubtful accounts

The Company’s business operations are conducted in the People’s Republic of China. During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms from three to nine months. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded in the period of the related sales. The Company’s existing reserve is consistent with its historical experience and considered adequate by management. Known bad debts are written off against allowance for doubtful accounts when identified.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Accounts receivable, net of allowance for doubtful accounts outstanding at September 30, 2008 and June 30, 2008 amounted to $31,952,257 and $33,184,833, respectively. Management monitors accounts receivable aging and customer operating to determine if the allowance for doubtful accounts is adequate. The Company has recorded an allowance for doubtful accounts for trade accounts receivables aged between nine months and one year at 15% and currently the Company does not have any outstanding balance aged over year. As of September 30, 2008 and June 30, 2008, allowances for doubtful accounts were $1,181,558 and $1,178,328, respectively.

The following represents the changes of allowance for doubtful accounts:

	September 30, 2008 (Unaudited)	June 30, 2008
Balance, beginning of period	$1,178,328	$498,648
Additional reserves	-	589,901
Recovery of amounts previously reserved	-	-
Foreign currency translation adjustments	3,230	89,779
Balance, end of period	$1,181,558	$1,178,328

Income taxes

The Company records income taxes pursuant to SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently payable plus deferred taxes. Since the Company had no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of September 30, 2008 and June 30, 2008.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

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

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also adjusted to equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

China income tax

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).
The key changes are:

a.	The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%;

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

Prior to acquiring Hunan Duoyuan, the shareholders negotiated with Hunan Shaoyang Treasure Department to obtain an income tax exemption benefit. The Treasure Department granted the company a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasure Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan had an operating loss in the first year of operations ended December 31, 2004 and started to generate a net profit for the calendar year ended December 31, 2005. Therefore Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005, through December 31, 2009. We believe Hunan Duoyuan will become subject to income tax at a rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

During the three months ended September 30, 2008 and 2007 the provision for income taxes amounted to $926,791 and $615,649, respectively. The estimated tax savings due to this tax exemption for the three months ended September 30, 2008 and 2007 amounted to $1,416,214 and $1,881,265, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.34 to $0.28, and $0.27 to $0.20 for the three months ended September 30, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended September 30, 2008 and 2007:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(15.2)	(25.5)
Effective income tax rates	9.8%	7.5%

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

VAT on sales and VAT on purchases amounted to $8,078,384 and $5,453,015 for the three months ended September 30, 2008 and $6,743,853 and $4,664,142 for the three months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative costs. Advertising costs were $392,677 and $386,664 for the three months ended September 30, 2008 and 2007, respectively.

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

Recently issued accounting pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial statements.

Note 3 - Earnings per share

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The Company reports earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split, which occurred on July 17, 2007.

The following is a reconciliation of the basic and diluted earnings per share computation for the three months ended September 30, 2008 and 2007:

	2008 (Unaudited)	2007 (Unaudited)

Net income for earnings per share	$8,514,832	$6,754,528

Weighted average shares used in basic computation
Basic	25,000,050	25,000,050
Diluted	25,000,050	25,005,050

Earnings per share:
Basic	$0.34	$0.27
Diluted	$0.34	$0.27

At September 30, 2008 and 2007, 1,226,972 warrants, whose weight average exercise price is $4.94, are excluded from the calculation of diluted earnings per share because of their antidilutive nature.

Note 4 - Supplemental disclosure of cash flow information

Interest paid, amounted to $298,567 and $230,813 for the three months ended September 30, 2008 and 2007, respectively.

Income tax paid amounted to $1,256,852 and $746,168 for the three months ended September 30, 2008 and 2007, respectively.

Note 5 - Related party transactions

The Company leased office space from Duoyuan China Water Recycle Technology Industry Co., a related party. On June 30, 2008, the Company and Duoyuan Water Recycle Technology Industry Co. terminated the lease pursuant to a termination agreement. The title of property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party, which Mr. Wenhua Guo is the sole shareholder on a calendar year basis. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from July 1, 2008 to December 31, 2009. For the three months ended as of September 30, 2008 and 2007, rental expense amounted to $41,116 and $49,147 (See Note 9)

Note 6 - Lines of credit

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

The lines of credit represent amounts due to various banks which are due on demand or normally within one year. These loans can be renewed with the banks. The Company had a total of $14,337,400 and $11,380,200 outstanding on these lines of credit as of September 30, 2008 and June 30, 2008, respectively. The loans consisted of the following:

	September 30, 2008	June 30,
	(Unaudited)	2008
Loan from Bank of Agriculture, Chongwen branch
due March 13, 2009. Quarterly interest only payment at 8.570% per annum, secured by plant and machinery	$1,463,000	$1,459,000

Loan from Bank of Agriculture, Chongwen branch
due July 3, 2009. Quarterly interest only payment at 8.217% per annum, secured by plant and machinery	2,926,000	-

Loan from Bank of Agriculture, Chongwen branch
due July 10, 2009. Quarterly interest only payment at 8.217% per annum, secured by plant and machinery	2,926,000	2,918,000

Loan from Bank of Agriculture, Chongwen branch
due July 17, 2009. Quarterly interest only payment at 8.217% per annum, secured by plant and machinery	4,096,400	4,085,200

Loan from Bank of Agriculture, Chongwen branch
due July 24, 2009. Quarterly interest only payment at 7.817% per annum, secured by plant and machinery	2,926,000	2,918,000

Totals	$14,337,400	$11,380,200

Total interest expense, net of capitalized interest, for the three months ended September 30, 2008 and 2007 amounted to $212,544 and $218,778, respectively.

The loans are secured by plant and machinery with a carrying value of $21,830,239 and $18,351,972 as of September 30, 2008 and June 30, 2008, respectively.

Note 7 - Taxes payable

Asian Financial, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the period ended September 30, 2008. The net operating loss carry forwards for United States income taxes is $1,221,882 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2027 through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at September 30, 2008 was $415,440. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Taxes payable consisted of the following:

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

	September 30, 2008 (Unaudited)	June 30, 2008
VAT payable	$1,229,843	$359,725
Income tax payable	927,805	1,253,988
Others	77,047	89,273
Total taxes payable	$2,234,695	$1,702,986

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

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2008 and 2007, the Company transferred $1,410,416 and $665,615 to this reserve. The reserve represents 10% of the current period net income determined in accordance with the PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and the Company has not made any contribution to this fund.

Note 9 - Operating leases

The Company entered into a leasing arrangement for office space with Duoyuan China Water Recycle Technology Industry Co. from January 1, 2008 to December 31, 2008. On June 30, 2008, the title of leased property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co. Ltd. with annual lease payments totaling $164,564.

Total lease expense for the three months ended September 30, 2008 and 2007 was $41,116 and $49,147, respectively. Total future minimum lease payments at September 30, 2008, are as follows:

Year ended June 30,	Amount
2009	$123,347
2010	82,231
Thereafter	-

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

Note 10 - Retirement plan

The retirement plan in the Company generally includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company made contributions amounted to $728,414 and $248,920 for the three months ended 2008 and 2007.

Note 11 - Shareholders' equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 6,132,614 (post-split) shares of common stock for a purchase price of approximately $1.43 per share or a total of $23,549,200.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company will be required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company is capped at 8% of the total investment amount paid by the investors. Penalties were expensed as incurred and totaled $1,883,936 through December 31, 2007. During the year ended June 30, 2008, the Company paid cash of $436,000 and issued 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The fair value of the warrants was calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: market price $5.76, 5 years term, volatility of 42%, risk free rate of 2.89% and no dividends. Pursuant to SFAS 133 “Accounting for Derivatives”, warrants with conversion feature denominated in a currency different in the functional currency exposes the Company to foreign exchange risk and triggers liability accounting. Therefore, the Company recorded $1,447,936 liability on December 31, 2007, the grant date. These warrants were revalued to $1,319,417 as of September 30, 2008 and the Company recorded a gain of $55,407 for the change of fair value for the three months then ended.

Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. In November 2007, the Company reached a settlement with investors who agreed to waive all penalties due. Thus, as of September 30, 2008 and June 30, 2008, the Company had no payable in regards to this penalty. For the three months ended as of September 2008 and 2007, the Company expensed $0, and $706,476 for liquidated damages, respectively.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

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

			Weighted Average	Average
	Warrants	Warrants	Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life
Balance, September 30, 2007	1,226,972	1,226,972	$4.95	5.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, June 30, 2008	1,266,972	1,226,972	$4.95	5.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, September 30, 2008	1,266,972	1,226,972	$4.94	4.75

On July 17, 2007, the Company affected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

Note 12 - Commitments

In July 2008, Hunan Duoyuan entered into a production equipment purchase agreement with Beijing Machinery Industry Whole Set Sales Company and agreed to pay the rest of 40% upon completion. In August 2008, Langfang Duoyuan entered into a packing material equipment with Beijing Jingneng Mechanical & Electrical Equipments Ltd. and agreed to pay the rest of 40% upon completion. At September 30, 2008, total future minimum purchase obligation under those two agreements were as follows:

Year ended June 30,	Amount
2009	$6,024,804
Thereafter	-

Note 13 - Subsequent Events

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

On October 1, 2008, the Company announced the appointment of Mr. William D. Suh to serve as the new Chief Financial Officer of the Company, effective October 1, 2008. The Company entered into an employment agreement with Mr. Suh, and will grant an option to purchase 100,000 shares of the Company’s common stock at the public offering price on the effective date of the Company’s public offering and listing of its common stock on the public marketplace. A quarter of Options is to vest and become exercisable on October 1, 2010 and the remainder of such Options to vest ratably on a monthly basis through October 1, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q for the quarter ended September 30, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “predict,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning expectations of the Company and its directors and officers regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report on Form 10-Q or other reports or documents the Company files with the Securities and Exchange Commission, or the SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. In addition, the forward-looking statements in this quarterly report on Form 10-Q for the quarter ended September 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on the Risk Factors section in Item 1A of Part II of this quarterly report on Form 10-Q.

GENERAL OVERVIEW

Corporate Restructuring and Private Placement of Our Common Stock

We were originally organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, we merged with Asian Financial, Inc., a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. On August 31, 2006, we entered into an equity transfer agreement with Duoyuan Investments Limited, or Duoyuan Investments, a British Virgin Islands company with operating subsidiaries in the People’s Republic of China, or the PRC or China. In accordance with the equity transfer agreement, we issued 47,100,462 shares of our common stock to Duoyuan Investments to purchase all of the equity interest of Duoyuan Digital Press Technology Industries (China) Co., Ltd., a subsidiary of Duoyuan Investments, or the Equity Transfer. As a result, Duoyuan Digital Press Technology Industries (China) Co., Ltd., or Duoyuan China, became our wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan Investments, became our controlling shareholder. Since our inception and until the Equity Transfer, we were a shell company without operations, revenue, and employees, other than officers or directors. Upon the closing of the Equity Transfer on October 6, 2006, we commenced our present line of offset printing equipment business.

On November 2, 2006, we closed the transactions contemplated by the securities purchase agreement dated October 24, 2006 by and among us and certain unrelated investors, or the Securities Purchase Agreement. In accordance with the Securities Purchase Agreement, we issued an aggregate of 6,132,601 post-split shares of our common stock for a post-split per share purchase price of approximately $3.84 or an aggregate purchase price of $23.5 million. This private equity financing was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

Business Overview

We are a leading offset printing equipment provider in China, headquartered in Beijing. Through Duoyuan China, our principal operating subsidiary, and Langfang Duoyuan Digital Technology Co., Ltd., or Langfang Duoyuan, and Hunan Duoyuan Printing Equipment Manufacturer Co., Ltd., or Hunan Duoyuan, manufacturing subsidiaries of Duoyuan China, we design, manufacture and sell offset printing equipment used in the offset printing process. The offset printing process includes the following three stages: (i) “pre-press”, which is the transfer of images to printing plates; (ii) “press”, which is the transfer of images from the printing plates to another media, such as paper; and (iii) “post-press”, which is the last step of the offset printing process that entails the cutting, folding, binding and collating of printed materials. We currently commercially produce and sell one product under our pre-press product category (our CTP System) and four types of products under our press product category (our single-color small-format presses, single-color large-format presses, multi-color small-format presses and multi-color large-format presses). We do not commercially produce and sell any post-press products. However, we plan to begin commercial production and sales of certain post-press products, such as a cold-set corrugated printing press, a machine used to assemble corrugated cardboard boxes, in 2010. In addition, we plan to begin our commercial production and sales of two other post-press products, namely an automatic booklet maker and an automatic paper cutter, for which we have developed prototypes, by the end of 2011. We combine technical innovation and precision engineering to offer a broad range of quality and durable offset printing equipment at competitive prices.

Duoyuan China was originally established in the PRC, in 2001 by Duoyuan Industries (Holding), Inc., or Duoyuan Industries, which was incorporated in the British Virgin Islands. In September 2002, Duoyuan Industries entered into an equity transfer agreement with Duoyuan Investments, whereby Duoyuan Investments acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo, our chairman and chief executive officer, or Mr. Guo, is the sole shareholder of both Duoyuan Industries and Duoyuan Investments.

Duoyuan’s origin in offset press engineering can be traced back to 1994. In 1994, Beijing Duoyuan Electric Co. Ltd., or Duoyuan Electric, was established by Mr. Guo and Beijing Duoyuan Electric Group Co. Ltd., a company also controlled by Mr. Guo, and produced its first generation of single-color small-format presses, among many other products.  Duoyuan China only acquired the relevant intellectual property and know-how about printing presses from Duoyuan Electric, but not the assets and liabilities. Duoyuan China’s principal business activities include the marketing and sales of our offset printing equipment, providing technical support to our distributors, as well as the overall strategic planning and management of our business.

In October 2000, Beijing Yinhang Yinlu Advertisement Co. Ltd., or Yinghang Yinlu, and Beijing Huiyuan Duoyuan Digital Printing Technology Institution, or Huiyuan Duoyuan, each an entity controlled by Mr. Guo, incorporated Langfang Duoyuan in Langfang, Hebei Province, PRC, as an offset presses production base. At the time of Langfang Duoyuan’s incorporation, Yinghang Yinlu and Huiyuan Duoyuan held a 5% and 95% capital interest in Langfang Duoyuan, respectively.

In March 2002, Duoyuan China acquired the 5% capital interest in Langfang Duoyuan that was previously held by Yinghang Yinlu.  In October 2005, Duoyuan China acquired from Huiyuan Duoyuan a 90% capital interest in Langfang Duoyuan.  Pursuant to this transaction, Duoyuan China and Huiyuan Duoyuan have a 95% and 5% capital interest in Langfang Duoyuan, respectively. Langfang Duoyuan’s principal business activities include the manufacturing of our pre-press product (namely our CTP System) and two of our press products, namely our single-color small-format presses and multi-color small-format presses.

Hunan Duoyuan was incorporated in March 2004, in which Duoyuan China and Langfang Duoyuan hold 88% and 12% of the capital interest, respectively.  Hunan Duoyuan was established with the assets acquired by us in a public auction of assets of the bankrupt Hunan Printing Machinery Co., Ltd., formerly a state-owned PRC enterprise founded in 1969. Hunan Printing Machinery Co., Ltd. was historically one of the three major large-format press manufacturers in China and was approved by the state government to produce multicolor presses.  We acquired Hunan Duoyuan to increase our production capacity to meet the market demand for large-format presses. Hunan Duoyuan’s principal business activities include the manufacturing of two of our press products, namely our single-color large-format presses and multi-color large-format presses.

We have an integrated marketing, sales and service team of over 200 sales professionals, covering seven regional markets in China. We believe we have one of the largest offset printing equipment sales and service networks in China with more than 80 distributors in over 60 cities and 28 provinces in China. We regularly attend industry trade shows and exhibitions to showcase our products, as well as present seminars and training programs to our distributors to highlight the functions and capacities of our product offerings. To generate good relationships with our end-user customers, we provide certain services to them during the one-year warranty period. During the warranty period, we provide training, technical support, warranty, and repair services for complex technical problems to our end-user customers.

We estimate over 20,000 printing companies in China currently use our products. The Printing Equipment Industries Association of China, or PEIAC, ranked us as one of the top three offset printing equipment providers in China in terms of sales revenue. From 2002 to 2007, the total output of the printing industry grew at compounding annual growth rate of 17% per annum, according to PEIAC. We believe we are well positioned to benefit from the rapid growth of the PRC printing industry and correlated expenditures on offset printing equipment in China.

We believe our research and development efforts distinguish us from our major PRC competitors. Our two research and development centers at our Langfang Duoyuan and Hunan Duoyuan facilities have advanced design test tools which we believe enables us to develop new and enhanced products with improved functionality. Our research and development centers are staffed by approximately 190 engineers and technicians focused on developing new and enhanced products. We currently have seven patents registered in China and one additional patent pending registration. In addition, we have received over 30 technological awards recognizing our innovation, product development and quality control.

RESULTS OF OPERATIONS — THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007:

Revenue. Revenue increased by $3.6 million, or 15.6%, from $22.6 million for the three months ended September 30, 2007 to $26.2 million for the three months ended September 30, 2008. This increase in revenue was mainly due to the increase in sales of our higher priced multi-color large-format presses (models DY474, DY4104, PZ4660), which increased 1.5% from constituting 57.3% of our revenue for the three months ended September 30, 2007 to constituting 58.8% of our revenue for the three months ended September 30, 2008. Revenue from the sale of our multi-color (small and large formats) presses increased 5.2% from constituting 78.9% of our revenue for the three months ended September 30, 2007 to constituting 84.1% of our revenue for the three months ended September 30, 2008. This increase was a result of the growing market demand for multi-color (small and large formats) presses. More and more end-user customers in the PRC are demanding sophisticated printing equipment, such as our multi-color presses, to produce high quality printing materials more efficiently. This increase in demand was also due to our sales personnel’s more aggressive marketing and advertising efforts to sell our multi-color (small and large formats) presses, which have higher gross profit margins than our single-color (small and large formats) presses. However, single-color (small and large formats) presses are still in demand for those end-user customers who are price sensitive, new to the printing business, or looking to replace or upgrade their existing single-color presses.

Cost of Revenue. Cost of revenue increased by $1.1 million, or 10.0%, from $11.2 million for the three months ended September 30, 2007 to $12.3 million for the three months ended September 30, 2008. This increase in our cost of revenue was primarily due to an increase in the volume of our products sold during this period, particularly our multi-color (small and large formats) presses.

As a percentage of revenue, our cost of revenue decreased 2.4% from 49.5% for the three months ended September 30, 2007 to 47.1% for the three months ended September 30, 2008. The decrease in our cost of revenue as a percentage of revenue was mainly due to the increased sales of our multi-color (small and large formats) presses, which have higher gross profit margins and are able to produce higher quality print materials more efficiently than our single-color (small and large format) presses. In addition, our labor cost as a percentage of revenue decreased. This decrease in labor cost was mainly due to a reduction in our need for manual labor, as we improved the automation processes in our production lines by utilizing more advanced manufacturing equipment.

Gross Profit. Gross profit increased by $2.4 million, or 21.1%, from $11.4 million for the three months ended September 30, 2007 to $13.8 million for the three months ended September 30, 2008. Gross profit margins increased 2.4% from 50.5% for the three months ended September 30, 2007 to 52.9% for the three months ended September 30, 2008. The increase in gross profit and gross profit margins during this period was due to the increased sales of our multi-color large-format presses, which have higher gross profit margins, than our other products. Gross profit margins for our multi-color (small and large formats) presses are higher than those for our single-color (small and large formats) presses. We produced and sold more multi-color (small and large formats) presses during this period due to its popularity among, and higher demand from, our end-user customers. In addition, we purchased new manufacturing equipment to produce certain key components in-house for our multi-color (small and large formats) press production lines. Also, our employees have become more experienced and skilled in operating the production lines and we have technically improved our manufacturing process. Consequently, our production costs decreased, improving our gross profit margins.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $0.5 million, or 17.0%, from $3.0 million for the three months ended September 30, 2007 to $3.5 million for the three months ended September 30, 2008. This increase in our selling, general and administrative expenses was mainly due to an increase in our selling expenses, particularly increases in salaries, shipping and handling, and advertising. In particular, the salaries for our sales personnel increased during this period, because we awarded them bonuses for meeting or exceeding their sales and performance targets. The increase in sales of our multi-color (small and large format) presses was the primary cause behind the increase in our shipping and handling expenses during this period, because multi-color (small and large formats) presses are more expensive to ship to our distributors than our single-color (small and large formats) presses. In addition, our shippers also increased their shipping rates by 10.5% during this period. Our advertising expenses increased primarily due to our increased advertising efforts in trade magazines and newspapers, expenses related to our participation in trade exhibitions, and the costs to produce promotional materials for the trade shows and exhibitions we participated in during this period. Although our selling, general and administrative expenses increased in general, selling, general and administrative expenses for the three months ended September 30, 2008 were comparable to those during the same period last year. As a percentage of revenue, selling, general and administrative expenses increased 0.1% from 13.1% for the three months ended September 30, 2007 to 13.2% for the three months ended September 30, 2008.

Research and Development Expenses. Research and development expenses increased by $0.5 million, or 324.9%, from $0.2 million for the three months ended September 30, 2007 to $0.7 million for the three months ended September 30, 2008. This increase in our research and development expenses was primarily due to the $0.5 million we expended towards the development of new single and multi-color presses, specifically model 56T (single-color small-format press) and models 474II and 4660-AL (multi-color large-format presses). We plan to commercially produce and sell these three new press products by the fourth quarter of the fiscal year ending June 30, 2009. For the three months ended September 30, 2007, our research and development efforts were mainly focused on improving our existing pre-press and press products instead of developing new products, which was less costly.

Income from Operations. Income from operations increased by $1.4 million, or 16.6%, from $8.3 million for the three months ended September 30, 2007 to $9.7 million for the three months ended September 30, 2008. The increase was due to the increased sales of our multi-color (small and large formats) presses, which generated higher revenue for us.

Liquidated Damage Expenses. There were no liquidated damages for the three months ended September 30, 2008. In October 2006, we raised $23.5 million by issuing shares in a private placement and agreed to (i) register the resale of those shares with the SEC within 90 days of the closing pursuant to a registration rights agreement and (ii) terminate identified related party transactions. Our failure to timely file the registration statement, have it declared effective, and timely terminate the related party transactions resulted liquidated damages in the form of monthly cash penalties. We recorded related liquidated damages and expenses of $0.7 million for the three months ended September 30, 2007. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled all liquidated damages claims in the third quarter of the fiscal year ended June 30, 2008. Therefore, there were no liquidated damage expenses for the three months ended September 30, 2008.

Other Income (Expenses). Other expenses increased by $0.1 million, or 39.9%, from $0.1 million for the three months ended September 30, 2007 to $0.2 million for the three months ended September 30, 2008. Other expenses include interest expense and are net of interest income. The increase was due to due to interest expenses from our short term borrowing exceeding interest income for this period, as the average interest rate on our outstanding loans increased 1.0% from 7.2% for the three months ended September 30, 2007 to 8.2% for the three months ended September 30, 2008.

Provision for Income Taxes. Provision for income taxes increased by $0.3 million, or 50.1%, from $0.6 million for the three months ended September 30, 2007 to $0.9 million for the three months ended September 30, 2008. The current income tax rate for Duoyuan China is 12.5%. Beginning in January 1, 2009, Duoyuan China will be subject to a 25% income tax rate under the prevailing Chinese tax law. The current income tax rate for Langfang Duoyuan is 25%. Hunan Duoyuan currently enjoys a five-year income tax exemption issued by the relevant local governments, and will become subject to a 25% income tax rate beginning January 1, 2010.

Net Income. Net income increased by $1.7 million, or 26.1%, from $6.8 million for the three months ended September 30, 2007 to $8.5 million for the three months ended September 30, 2008. This increase was mainly due to increased sales of our multi-color (small and large formats) presses, which have higher gross profit margins than our other press products. In addition, we did not have any liquidated damage expenses during this period as we settled all liquidated damages claims in the third quarter of the fiscal year ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had cash and cash equivalents of $19.0 million. As of September 30, 2008, we had accounts receivable of $32.0 million, and inventories of $23.5 million. Our working capital was approximately $55.9 million and our equity was $102.6 million, as of September 30, 2008. We relied primarily on cash flow from financing activities and operating activities for our capital requirements for the three months ended September 30, 2008.

Net cash provided by operating activities. Net cash provided by operating activities increased by $3.5 million, or 45.8%, from $7.5 million for the three months ended September 30, 2007 to $11.0 million for the three months ended September 30, 2008. The increase in operating cash flow was mainly due to a $8.5 million in net income during this period, as well as a $1.3 million decrease in accounts receivable and a $0.5 million decrease in inventory. This increase was offset by a $0.8 million decrease in accounts payable.

Net cash used in investing activities. Net cash used in investing activities increased by $8.8 million, or 3538.4%, from $0.3 million for the three months ended September 30, 2007 to $9.1 million for the three months ended September 30, 2008. The main uses of our cash in investing activities include equipment acquisition, purchase prepayments and expenses related to the launching of our new post-press products, namely a cold-set corrugated printing press, an automatic paper cutter, and an automatic booklet make. We expended $1.5 million to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press, which we anticipate to commercially produce and sell by the end of 2010. We also anticipate we will commercially produce and sell an automatic paper cutter and an automatic booklet maker as soon as the necessary manufacturing lines are completed by the end of 2011. In addition, we made a prepayment of $3.1 million to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press. We also made a prepayment of $4.5 million to purchase equipment that will treat and protect by electroplating or non-crystal plating of the external surface of our press and post-press products. This equipment also features a temperature-controlling precision meter.

Net cash provided by financing activities. Net cash provided by financing activities increased by $0.9 million, or 45.6%, from $2.0 million for the three months ended September 30, 2007 to $2.9 million for the three months ended September 30, 2008. We borrowed an additional $2.9 million during this period to pay for our operating expenses.

As of September 30, 2008, the maturities for our bank loans were as follows:

	September 30,	June 30,
	2008	2008
Loan from Bank of Agriculture, Chongwen branch due
March 13, 2009. Quarterly interest only payment at
8.570% per annum, secured by plant and machinery	$1,463,000	$1,459,000

Loan from Bank of Agriculture, Chongwen branch due
July 3, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$2,926,000	--

Loan from Bank of Agriculture, Chongwen branch due
July 10, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$2,926,000	$2,918,000

Loan from Bank of Agriculture, Chongwen branch due
July 17, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$4,096,400	$4,085,200

Loan from Bank of Agriculture, Chongwen branch due
July 24, 2009. Quarterly interest only payment at
7.817% per annum, secured by plant and machinery	$2,926,000	$2,918,000

Total	$14,337,400	$11,380,200

As shown in the above table, we had $14.3 million and $11.4 million in loans outstanding as of September 30, 2008 and June 30, 2008, respectively.  We plan to either repay the debt as it matures or refinance the debt with other debt.

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of September 30, 2008. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$--	$--	$--	$--	$--
Capital Lease Obligations	$--	$--	$--	$--	$--
Operating Lease Obligations	$205,578	$123,347	$82,231	$--	$--
Purchase Obligations	$6,024,804	$6,024,804	$--	$--	$--
Repayment Obligations under Line of Credit	$--	$--	$--	$--	$--
Total	$6,230,382	$6,148,151	$82,231	$--	$--

We have an office lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. The lease commenced on July 1, 2008 and will expire on December 31, 2009. The remaining rent commitment was $205,578, as of September 30, 2008.

In July 2008, Hunan Duoyuan entered into a production equipment purchase agreement with Beijing Machinery Industry Whole Set Sales Company, for equipment to be used to treat and protect the external surface of our press and post-press products. This equipment also features a temperature-controlling precision meter. Hunan Duoyuan paid 60% of the purchase price, with the remaining 40% to be paid upon completion of the equipment. In addition, in August 2008, Langfang Duoyuan entered into an equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipment Ltd, for equipment to be used in the manufacturing of our cold-set corrugated printing press. Langfang Duoyuan paid 60% of the purchase price, with the remaining 40% to be paid upon completion of the equipment. As of September 30, 2008, the total remaining minimum purchase payment pursuant to these two purchase agreements was $6,024,804.

We plan to finance our contractual obligations with cash from our operations and from our short term borrowing.

CRITICAL ACCOUNTING POLICY

Our critical accounting principles remain consistent with those reported in our annual report on Form 10-K for the fiscal year ended June 30, 2008, as filed with the SEC.

Fair Value of Financial Instruments

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

·	Level 1inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·
Level 2inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

·	Level 3inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We analyze all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Under EITF 00-19, our warrants were required to be recorded as a liability at fair value and marked to market each reporting period. Since there is no quoted or observable market price for the fair value of similar long term investment, we then used the level 3 inputs for its valuation methodology. Our warrant liability is carried at fair value totaling $1,319,417 as of September 30, 2008.

	Fair Value as of September 30, 2008	Fair Value Measurements at September 30, 2008 using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,319,417			$1,319,417

Except for the derivative liabilities, we did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Recently issued accounting pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115”. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS No. 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS No. 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133”. SFAS No. 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS No. 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS No. 161 is effective on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles of the United States of America, or U.S. GAAP, for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock”, or EITF No. 07-5. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivatives and Hedging Activities”, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). We are currently evaluating the impact of adoption of EITF No. 07-5 on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active”, or FSP 157-3, which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. We are currently evaluating the impact of adoption of FSP 157-3 on our consolidated financial statements.

OTHER EVENTS

Reverse Stock Split

Effective as of July 17, 2007, our Board of Directors approved and we affected a 1 for 2.68189924 reverse split of the issued and outstanding shares of our common stock. All share and per share prices used in our financial statements and notes thereto have been retroactively restated to reflect this reverse stock split.

We had 67,047,481 shares of common stock issued and outstanding prior to the reverse stock split, and 25,000,050 shares of common stock issued and outstanding after the reverse stock split.

Subsequent Changes in Officers

Mr. William D. Suh was appointed as our chief financial officer by our board of directors, effective as of October 1, 2008. Upon the appointment of Mr. William D. Suh as our chief financial officer, Ms. Baiyun Sun no longer serves as our interim chief financial officer and has since assumed her position as our controller.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Sensitivity

We maintain our books and records in Renminbi, the functional currency of the PRC, however, we use the US dollar as the reporting currency of our financial statements. The exchange rate between US dollar and Renminbi is subject to the foreign exchange quotation publicized by the People's Bank of China on the specific day.  Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operation. There were no material transaction gains or losses for the three months ended September 30, 2008.

Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the US dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. On July 2, 2005, the Chinese government changed its decade-old policy of benchmarking the value of the Renminbi to the US dollar. Under the new policy, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. There remains significant international pressure on the Chinese government to further liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the US dollar. The exchange rate of the Renminbi as of September 30, 2008 was 6.84 RMB to 1.00 USD.  This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in the Risk Factors section in Item 1A of Part II of this quarterly report on Form 10-Q.

Our exposure to foreign exchange risk primarily relates to cash and cash equivalents denominated in US dollar as a result of our past issuance of common stock through a private placement. For example, to the extent that we need to convert US dollars received in the private placement into Renminbi for our operations, appreciation of the Renminbi against the US dollar would have an adverse effect on the Renminbi amount that we receive from the conversion. Conversely, if we decide to convert our Renminbi into US dollar for the purpose of making dividend payments on our common stock or for other business purposes, appreciation of the US dollar against the Renminbi would have a negative effect on the US dollar amount available to us. In addition, fluctuations in the exchange rate would affect our financial results reported in US dollar terms without giving effect to any underlying change in our business or results of operations.

We currently do not hedge our exposure to fluctuations in the Renminbi to US dollar exchange rate. In the future, we may choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

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

Interest Rate Risk

As of September 30, 2008, we have $14.3 million outstanding on our bank lines of credit which are subject to interest rate risk.

Item 4. Controls and Procedures.

(a)     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2008, the end of the quarter covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2008.

(b)    INTERNAL CONTROLS

Management’s Report on Internal Control over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” During its assessment of the effectiveness of internal control over financial reporting as of September 30, 2008, our management identified material weaknesses related to the following:

1.
Accounting and Finance Personnel Weaknesses - We lack accounting and finance personnel with adequate knowledge, skills and training with respect to financial reporting and preparation of financial statements under U.S. GAAP. Our accounting department needs to improve its knowledge in U.S. GAAP by increasing training and supervision of its current staff and/or hiring knowledgeable accounting personnel. A failure to implement this change can have material impact in applying U.S. GAAP in overall financial reporting as well as accounting of certain material accounts including sales (including rebates), cost of revenue, accounts receivable, payables and expenses, inventory and other material accounts.

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

In light of the foregoing material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2008.  Our ineffective internal control over financial reporting could result in material misstatements in our annual or interim financial statements that would not be prevented or detected. However, nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2008.  The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.  Nor are we aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the SEC.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management has identified the steps necessary to address the material weaknesses described above, as follows:

1.
Effective October 1, 2008, we appointed Mr. William D. Suh as our chief financial officer. In addition, we intend to expand training and supervision of our accounting staff to ensure timely and accurate recording of financial transactions and reconciliation of certain material accounts as well as preparation of financial statements in accordance with U.S. GAAP. Furthermore, we are working on establishing policies and procedures regarding timing and method of seeking outside counsels with relevant expertise to advise on transactions with complex and non-routine accounting and legal issues.

2.
We are continuing to evaluate whether we have sufficient resources and qualified personnel to develop an effective internal audit function. Our management is also examining the scope and timing of its work. Specifically, internal audit functions will be instituted in key financial areas as well as key non-financial areas which can have a material impact on our financial statements.

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

Auditor Attestation

This quarterly report on Form 10-Q does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Our management’s report on internal control was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only our management’s report in this quarterly report on Form 10-Q.

(c)     CHANGES IN INTERNAL CONTROLS

There were no changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Investment in our common stock involves risk. You should carefully consider the risks we describe below before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this quarterly report on Form 10-Q, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States.  Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

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

Because virtually all of our assets are held by our Chinese subsidiaries, the claims of our stockholders will be structurally subordinate to all existing and future liabilities and obligations, and trade payables of such subsidiaries. In the event of a bankruptcy, liquidation or reorganization of the Company, our assets and those of our subsidiaries’ will be available to satisfy the claims of our stockholders only after all of Duoyuan China’s and its subsidiaries’ liabilities and obligations have been paid in full.

The market for offset printing equipment is very competitive and if we are unable to compete successfully, our business may be harmed.

The offset printing equipment industry is extremely competitive and is characterized by rapid technological changes. Our products compete against several top-tier domestic companies and international companies, particularly German and Japanese companies. We believe the main competitive advantages of our overseas competitors are in their branding, financial capability, quality, design and functionalities.

•
Small-Format Press Producers.  Our competition in the small-format press product category includes local companies such as Yingkou Gronhi Printing presses Co., Ltd., Yingkou Saxin Printing Machine Co., Ltd, Shandong Weifang Huaguang Printing presses Co., Ltd., Shandong Weihai Hamada (JV) Printing presses Co., Ltd. and Shandong Weihai Printing Presses Co., Ltd. Our international competition includes Heidelberger Druckmaschinen AG, the only German press producer that still produces multi-color small-format presses, and Hamada Printing Press Co., Ltd. and Ryobi, Ltd., two major Japanese small-format press suppliers.

•
Large-Format Press Producers. Our competition for domestic market share in the large-format press product category is mainly from overseas companies including Beiren Printing Presses Holdings Limited, Shanghai Electric Group Printing & Packaging Machinery Co., Ltd., and Zhongjing Group. Our international competitors are German and Japanese companies including Heidelberger Druckmaschinen AG, MAN Roland Druckmaschinen AG, Koenig & Bauer Group (KBA), Mitsubishi Heavy Industries, Ltd., and Komori Corporation.  Other important producers include Shinohara Machinery Company, Sakurai Graphic Systems Corp, and Ryobi Limited from Japan, and Adast, the largest manufacturer of printing equipment in Eastern Europe.

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

The offset printing equipment industry is extremely competitive and is characterized by evolving technological change, frequent new product developments, periodic product obsolescence, high industry standards, changing information technologies and evolving distribution channels. We must adapt quickly to changing technological, application and solutions needs, and the introduction of new technologies and products offering improved features and functionality. We could incur substantial cost to keep pace with the technological changes, and may fail to adapt to these changes.

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

We currently have seven patents registered and one patent application pending in China. Patents might not be issued for our pending applications and any issued patents may not protect or benefit us or otherwise give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable or provide only limited protection for our technologies. We also cannot be certain that others will not design around our patented technology, independently develop our unpatented proprietary technology or develop effective competing technologies on their own.

If demand for our products declines, or if increases in demand do not outpace selling price decreases, our selling prices and overall sales will decrease.

Demand for our products is affected by a number of factors, including price, product features, quality and reliability as well as the general demand for the products in the end markets that we serve. A vast majority of our sales revenue are derived from end-user customers who use our products to provide commercial printing services. A variety of factors, including economic, regulatory, political and social instability could contribute to a slowdown in the demand for commercial printing services with demand for commercial printing services highly correlated with general economic activities. In addition, we believe the average price charged for regular and low-end commercial printing services has been on the downward trend and the average selling price of offset printing equipment has also been on the downward trend. As a result, if there is a decrease in demand for commercial printing services or if the demand for our products is outpaced by a corresponding decrease in the selling price, our overall sales revenue would decrease.

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

If we overestimate demand, we may purchase more raw materials or components than required. If we underestimate demand, our third-party suppliers may have inadequate raw material or product component inventories, which could interrupt our manufacturing and delay shipments, and could result in lost sales. In particular, we are seeking to reduce our procurement and inventory costs by matching our inventories closely with our projected manufacturing needs and by, from time to time, deferring our purchase of raw materials and components in anticipation of supplier price reductions. If we have excess printing equipment or other products we may have to lower prices to stimulate demand. We also risk new material inventory obsolescence if we do not sell components before the end of their shelf life. As we seek to balance reduced inventory costs and production flexibility, we may fail to accurately forecast demand and coordinate our procurement and production to meet demand on a timely basis. Our inability to accurately predict our demand and to timely meet our demand could materially and adversely affect our business, financial condition and operating results as well as damage our reputation and corporate brand.

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

For the fiscal years ended June 30, 2006, 2007, and 2008, purchases from our largest supplier accounted for 13.3%, 9.5%, and 12.0%, respectively, of our total raw materials and component purchases. For the same periods, our five largest suppliers combined accounted for 48.0%, 40.0%, and 34.0%, respectively, of our total raw materials and component purchases. For the three months ended September 30, 2008, purchases from our largest supplier accounted for 9.8% of our total raw materials and components purchases. For the same period, our five largest suppliers combined accounted for 38.0% of our total raw materials and component purchases. If any supplier is unwilling or unable to provide us with high quality raw materials and components in required quantities and at acceptable costs, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. Our inability meet the qualifications and standards required by our end-user customers or inability to find or develop alternative supply sources could result in delays or reductions in manufacturing and product shipments. The prices of required raw materials and components could also increase, and we may not be able to pass these price increases on to our end-user customers. If any of these events occur, our competitive position, reputation and business could suffer.

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
•
anticipate and adapt to changing conditions in the printing equipment industry as well as the impact of any changes in government regulation, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of these risks, our business may be materially and adversely affected.

We may be unable to sustain our recent profitability and growth rates.

Our revenue grew from $26.5 million for the fiscal year ended June 30, 2005 to $43.7 million for the fiscal year ended June 30, 2006, to $67.8 million for the fiscal year ended June 30, 2007, and then to $89.6 million for the fiscal year ended June 30, 2008. Our revenue was $26.2 million for the three months ended September 30, 2008. We only became profitable in the fiscal year ended June 30, 2005. Although our sales have grown rapidly in recent years, we expect that our operating expenses will increase as we expand and we may not maintain or grow our profitability. A variety of factors may cause our operating results to decline and financial condition to worsen, including:

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

From May 2008 to October 2008, Ms. Baiyun Sun was our interim chief financial officer after our previous chief financial officer, Mr. William Milewski, resigned. We appointed Mr. William D. Suh as our chief financial officer, effective October 1, 2008, with Ms. Sun continuing to serve as our controller.

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

Mr. Guo, our chief executive officer, controls approximately 70.4% of our outstanding common stock and is able to  exert significant control over us. His interests may conflict with our public shareholders.

Mr. Guo, our chief executive officer, beneficially owns approximately 70.4% of the outstanding shares of our common stock.  As a result of being the majority shareholder, for transactions that require shareholder approval, he has control over decisions to enter into any of them, which could result in the approval of transactions that might not maximize shareholders’ value, and has the ability to prevent entry into any of them.  This could delay, defer or prevent a change in control, impede a merger, consolidation, takeover or other business combination involving us, or discourage a potential acquirer from attempting to obtain control of us. In addition, he can control the election of members of our board of directors, has the ability to appoint new members to our management team and can control the outcome of matters submitted to a vote of the holders of our common stock.  The interests of Mr. Guo may at times conflict with the interests of our other shareholders.

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

Our products consist of hardware and software developed by us and others. Although we have strict quality control over our products and we have not in the past discovered any material software and hardware errors resulting in significant warranty expense or other expenses, our products might contain undetected errors. Errors could also be found in new versions of our products after commencement of commercial shipment and any such errors could result in a loss or delay in market acceptance of such products and thus harm our reputation and revenue. In addition, errors in our products, including errors in licensed third party software, detected prior to new product releases could result in delays in the introduction of new products and our incurring additional expenses, which could harm our operating results.

We may be unsuccessful in developing and selling new products or in penetrating new markets required to maintain or expand our business.

Our revenue growth has been primarily from sales of our products under the press category. Our future success depends, in part, on our ability to develop successful new press products in a cost-effective and timely manner. We continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends. The development of our offset printing equipment is highly complex, and successful product development and market acceptance of our products depends on a number of factors, including:

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

Effective January 1, 2008, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law, or the new EIT law. The new EIT law generally imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatments available under the previous tax laws and regulations, subject to the State Council’s further regulation. According to the new EIT law and relevant implementation rules, the specific foreign invested enterprises which used to enjoy a tax holiday in accordance with the state laws, regulations or the relevant rules will continue to enjoy it under the new tax law until the expiration of such tax holiday. As a result, on the condition that Duoyuan China is deemed to be qualified for the preferential tax treatments discussed above by the relevant tax authority, Duoyuan China will continue to enjoy the 50% tax reduction for the calendar year 2008 with an applicable income tax rate of 12.5%. Beginning in January 1, 2009, Duoyuan China will be subject to the 25% income tax rate. Our other two manufacturing subsidiaries, Langfang Duoyuan and Hunan Duoyuan, were both granted five-year income tax eliminations beginning with their first profitable year, by the relevant local governments. However, these tax preferential treatments granted by the local governments were not supported by relevant state laws and regulations, thus Langfang Duoyuan and Hunan Duoyuan may be ordered by relevant authorities to refund these tax benefits. Langfang Duoyuan became subject to the 25% income tax rate beginning January 1, 2008. Pursuant to the tax preferential treatments granted by the local government, Hunan Duoyuan will become subject to the 25% income tax rate beginning January 1, 2010.

The newly enacted PRC tax law affects tax exemptions on dividends received by us and increases the enterprise income tax rate applicable to us.

We are incorporated in Wyoming, United States. We conduct substantially all of our business through our Chinese subsidiaries and we derive all of our income from these subsidiaries. According to the PRC enterprise income tax law applicable prior to January 1, 2008, dividends derived by foreign legal persons from business operations in China were exempted from the Chinese enterprise income tax. However, such tax exemption may cease after January 1, 2008, when the new PRC Enterprise Income Tax Law and its implementation rules became effective. Under the new EIT law, if we are not deemed to be a resident enterprise for Chinese tax purposes, a 10% withholding tax rate would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to have a “de facto management organization” in China, we would be categorized as a resident enterprise for Chinese tax purposes and thus would be subject to an 25% enterprise income tax rate on all of our income. According to the Implementing Rules of PRC Enterprise Income Tax Law, “de facto management organization” means organizations implementing substantive and comprehensive management and control over the production and business operations, staff, accounts and property of an enterprise. As substantially all members of our management are located in China, we may be considered a Chinese tax resident enterprise and therefore subject to an enterprise income tax rate of 25% on our worldwide income, excluding dividends received directly from another Chinese tax resident. As a result of such changes, our historical tax rates will not be indicative of our tax rates for future periods and the value of our common stock may be adversely affected.

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

Our majority shareholder, Duoyuan Investments, is wholly owned by Mr. Guo, who is our chairman and chief executive officer, a PRC citizen as defined in the SAFE Rules. We have asked Mr. Guo, and will ask our future shareholders and beneficial owners who are Chinese residents, to make the necessary applications and filings as required under Notice 75 and other related rules. Mr. Guo has submitted the application and the review process is underway but not yet complete as he has not yet received his registration certificate, so we cannot provide any assurances that he can obtain such SAFE registration. Moreover, due to uncertainty concerning the reconciliation of Notice 75 with other approval or registration requirements, it remains unclear how Notice 75, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We will attempt to comply, and attempt to ensure that Mr. Guo and our future shareholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Notice 75 or other related rules. The failure or inability of our Chinese resident shareholders or beneficial owners to register with the SAFE in a timely manner pursuant to the SAFE Rules, or the failure or inability of any future Chinese resident shareholders or beneficial owners to make any required SAFE registration or comply with other requirements under the SAFE Rules, may subject these shareholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to pay dividends to us, repay shareholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China has historically not followed Western-style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in China in these areas. As a result, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet United States standards, making it difficult for our management to forecast our needs and to present the operating results of accurately at all times.

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

We rely principally on dividends and other distributions on equity paid by our manufacturing subsidiaries to fund cash and financing requirements, and limitations on the ability of our manufacturing subsidiary to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and we rely principally on dividends and other distributions on equity paid by our two Chinese manufacturing subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. If either of our manufacturing subsidiaries incurs debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Furthermore, relevant Chinese laws and regulations permit payments of dividends by each of our manufacturing subsidiaries only out of its retained earnings after tax, if any, determined in accordance with Chinese accounting standards and regulations.

Under Chinese laws and regulations, each of our manufacturing subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of September 30, 2008, we had statutory reserves of $57.2 million and total shareholder equity in the amount of $102.6 million. As a result of these Chinese laws and regulations, each of our manufacturing subsidiaries is restricted in its ability to transfer a portion of its net assets to us whether in the form of dividends, loans or advances. Limitations on the ability of our manufacturing subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

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

While we are incorporated in Wyoming, United States, substantially all of our operations are in China. As a result, most of our material agreements are governed by Chinese law. Since substantially all of our revenue will be derived from our operations in China, our business, financial condition and our results of operations are subject to the legal developments in China. There is no assurance that we will be able to enforce any of our material agreements or that remedies will be available outside of China in respect of the same. The system of laws and the enforcement of existing laws in China may not be as certain in implementation and interpretation as in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

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

The value of our common stock will be indirectly affected the foreign exchange rate between US dollar and the Renminbi and between those currencies and other currencies in which our revenue may be denominated. The Renminbi is reported to be measured against a basket of currencies determined by the People’s Bank of China. The Renminbi may appreciate or depreciate significantly in value against the US dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the US dollar. Because substantially all of our earnings and cash assets are denominated in Renminbi and our financial reporting is denominated in US dollars, fluctuations in the exchange rates between the US dollar and the Renminbi will affect our financial results reported in US dollar terms without giving effect to any underlying change in our business, financial condition or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into US dollars and earning from, and the value of, any US dollar denominated investments we make in the future.

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

We rely upon certain proprietary confidential information, trademarks, unpatented know-how, unpatented trade secrets and improvements and continuing technological innovation to develop and maintain our competitive position. In addition, we currently have seven patents that we use in our business and one additional patent application pending in China. Competitors may claim that one or more of our products or our various processes infringe upon their patents or other intellectual property. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our affected products or otherwise limit our freedom to operate. The legal protection of intellectual property in China is significantly more limited than in the United States and many other countries and may afford us little or no effective protection.

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

We are incorporated in Wyoming, United States, our subsidiaries are formed under Chinese law and all of our assets are located in China. In addition, the majority of our officers and directors are non-residents of the United States, and all or substantial portions of the assets of such non-residents are located outside the United States. As a result, it may not be possible to effect service of process within the United States upon such persons to originate an action in the United States. Moreover, there is uncertainty that the courts of China would enforce judgments of United States courts against us or our directors and officers based on the civil liability provisions of the securities laws of the United States or any state, or entertain an original action brought in China based upon the securities laws of the United States or any state. Furthermore, an original action may be brought in China against our assets and our subsidiaries, our directors and executive officers and experts named in this quarterly report on Form 10-Q only if the actions are not required to be arbitrated by Chinese law and only if the facts alleged in the complaint give rise to a cause of action under Chinese law. In connection with any such original action, a Chinese court may award civil liability, including monetary damages.

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

Since July 1, 2004, we have issued and sold the following unregistered securities in private placement transactions exempt from registration under Section 4(2) of the Securities Act.

Shares

Name	Shares	Date
Investors under the Securities Purchase Agreement described below	6,132,601	November 2, 2006

Options and Warrants

Options
None

Warrants

Name	Shares	Date
CCG Investor Relations Partners, LLC	37,288	October 9, 2006
Roth Capital Partners, LLC	613,260	November 2, 2006
Shareholders in the Securities Purchase Agreement described below	576,425	December 31, 2007

We issued stock purchase warrants to CCG Investor Relations Partners, LLC, or CCG, dated October 9, 2006, under which we granted CCG the right to purchase up to 37,288 shares of our common stock at the price of $4.61 per share.

On October 24, 2006, we entered into the Securities Purchase Agreement with certain unrelated investors. Pursuant to the Securities Purchase Agreement, we issued an aggregate of 6,132,614 shares of our restricted common stock on November 2, 2006 at a per share purchase price of approximately $3.84, or an aggregate purchase price of approximately $23.5 million. The financing was conducted through a private placement to accredited investors and thus exempt from registration pursuant to Section 4(2) of the Securities Act. The securities sold pursuant to the Securities Purchase Agreement have not been registered under the Securities Act or any state securities laws, and may not be offered or sold in the United States in the absence of an effective registration statement or exemption from registration requirements. The disclosure in our current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

Concurrently with the execution of the Securities Purchase Agreement, we and certain investors entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which we are required to file a resale registration statement for the purposes of registering the resale of our common stock issued at the closing of the Securities Purchase Agreement, shares of our common stock issuable upon the delivery of certain additional shares required under the Securities Purchase Agreement, if any, and shares of our common stock issuable upon the exercise of certain warrants. The disclosure in the current report on Form 8-K filed on October 25, 2006 is incorporated herein by reference.

As part of the compensation to our placement agent, Roth Capital Partners, LLC, or Roth Capital, we issued to Roth Capital warrants to acquire 613,260 shares of our common stock, exercisable at any time after June 30, 2008. The warrants have a strike price of $4.21 per share, a term of five years and will permit cashless or net exercise at all times. The shares of common stock issuable upon the exercise of the warrants will be included in the resale registration statement described above.

In addition, in January 2008 we issued to 25 of our shareholders who were parties to the Securities Purchase Agreement warrants to purchase a total of 576,425 shares of our common stock in settlement of certain penalties we incurred pursuant to the Securities Purchase Agreement. The warrants are dated as of December 31, 2007 and have a strike price of $5.76 per share, a term of five years and are exercisable at any time after June 30, 2008 on a cashless basis at all times.

The foregoing description of the transactions is only a summary and is qualified in its entirety by reference to the aforementioned transaction documents.

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

4.1
Securities Purchase Agreement dated October 24, 2006 between Asian Financial, Inc. and certain Investors identified therein (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

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

4.5
Form of Certificate representing the common stock, par value $0.001, of the Company (Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 26, 2008).

10.1
Employment Agreement with William D. Suh dated as of September 30, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 1, 2008). ±

31.1	Chairman of the Board and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman of the Board and Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*
_______________
* Filed herewith.
± Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIAN FINANCIAL, INC. (Registrant)

Date: November 14, 2008	By:	/s/ Wenhua Guo
Wenhua Guo
Chief Executive Officer

Date: November 14, 2008	By:	/s/ William D. Suh
William D. Suh
Chief Financial Officer