Form 10-Q
period 2008-12-31
ASIAN FINANCIAL INC
filed 2009-02-17
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008

or

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
(Registrant’s telephone number)

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

Yes ☐     No ☒

As of  February 17, 2009, the Company had 25,000,050 shares of common stock, par value $0.001 per share, issued and outstanding.

ASIAN FINANCIAL, INC.
INDEX

Item 1. Financial Statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND JUNE 30, 2008

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$26,401,162	$14,199,700
Accounts receivable, net of allowance for doubtful accounts of $1,184,789 and $1,178,328 as of December 31, 2008 and June 30, 2008, respectively	36,614,055	33,184,833
Inventories	25,464,780	23,950,551
Other receivables	24,844	20,834
Deferred expense	-	661,250
Total current assets	88,504,841	72,017,168

PLANT AND EQUIPMENT, net	34,553,743	34,130,651

OTHER ASSETS:
Intangible assets, net	3,984,967	4,003,128
Advances on equipment purchases	12,652,435	2,753,610
Total other assets	16,637,402	6,756,738

Total assets	$139,695,986	$112,904,557

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Lines of credit	$14,376,600	$11,380,200
Accounts payable	1,494,037	1,489,255
Accrued liabilities	2,195,804	1,858,112
Taxes payable	3,311,818	1,702,986
Total current liabilities	21,378,259	16,430,553

DERIVATIVE INSTRUMENT LIABILITIES	1,210,748	1,374,824

MINORITY INTEREST	1,579,169	1,292,843

COMMITMENTS AND CONTINGENT LIABILITIES	-	-

SHAREHOLDERS' EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized; 25,000,050 shares issued and outstanding	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	9,558,332	6,000,090
Retained earnings	67,656,670	50,058,176
Accumulated other comprehensive income	11,024,768	10,460,031
Total shareholders' equity	115,527,810	93,806,337

Total liabilities and shareholders' equity	$139,695,986	$112,904,557

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	Three months ended		Six months ended
	December 31		December 31
	2008	2007	2008	2007
REVENUES	$36,837,283	$25,444,049	$63,016,714	$48,089,620

COST OF REVENUES	16,609,073	12,190,669	28,939,825	23,400,924

GROSS PROFIT	20,228,210	13,253,380	34,076,889	24,688,696

RESEARCH AND DEVELOPMENT EXPENSES	490,084	170,148	1,184,601	333,605

SELLING EXPENSES	2,952,037	2,366,020	5,498,952	4,555,709

GENERAL AND ADMINISTRATIVE EXPENSES	1,344,637	1,268,767	2,276,335	2,052,345

INCOME FROM OPERATIONS	15,441,452	9,448,445	25,117,001	17,747,037

LIQUIDATED DAMAGES, net of settlement	-	-	-	(706,476)

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	108,669	-	164,076

OTHER INCOME (EXPENSE):
Non-operating expenses	(956,936)	-	(956,936)	-
Interest expense and other charges	(213,664)	(290,676)	(426,739)	(425,850)
Interest income	35,708	26,148	69,187	32,925
Other expense, net	(1,134,892)	(264,528)	(1,314,488)	(392,925)

INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	14,415,229	9,183,917	23,966,589	16,647,636

MINORITY INTEREST	168,986	152,744	278,723	246,286

INCOME BEFORE PROVISION FOR INCOME TAXES	14,246,243	9,031,173	23,687,866	16,401,350

PROVISION FOR INCOME TAXES	1,604,339	587,796	2,531,130	1,203,445

NET INCOME	12,641,904	8,443,377	21,156,736	15,197,905

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	308,470	2,079,488	564,737	2,987,238

COMPREHENSIVE INCOME	$12,950,374	$10,522,865	$21,721,473	$18,185,143

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	25,000,050	25,000,050	25,000,050

BASIC AND DILUTED EARNING PER SHARE	$0.51	$0.34	$0.85	$0.61

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock			Retained earnings		Accumulated other
	Number of shares	Amount	Additional paid- in capital	Statutory reserves	Unrestricted	comprehensive income	Total
BALANCE, June 30,2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952

Net income					15,197,906		15,197,906
Foreign currency translation adjustments						2,987,238	2,987,238

BALANCE, December 31, 2007 (Unaudited)	25,000,050	$25,000	$27,263,040	$3,282,601	$41,514,047	$5,247,408	$77,332,096

Net income					11,261,618		11,261,618
Adjustment to statutory reserves				2,717,489	(2,717,489)		-
Foreign currency translation adjustments						5,212,623	5,212,623

BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$93,806,337

Net income					21,156,736		21,156,736
Adjustment to statutory reserves				3,558,242	(3,558,242)		-
Foreign currency translation adjustments						564,737	564,737

BALANCE, December 31, 2008 (Unaudited)	25,000,050	$25,000	$27,263,040	$9,558,332	$67,656,670	$11,024,768	$115,527,810

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,156,736	$15,197,906
Adjustments to reconcile net income to cash provided by operating activities:
Minority interest	278,723	246,286
Depreciation	1,345,191	1,042,717
Amortization	40,038	36,527
Change in fair value of derivative instruments	(164,076)	-
Liquidated damages penalty	-	706,476
Change in operating assets and liabilities
Accounts receivable	(3,241,285)	(2,006,309)
Inventories	(1,391,945)	(1,891,537)
Other receivables	(3,888)	43,468
Deferred expense	661,250	-
Other assets	-	40,972
Accounts payable	(103,601)	(840,139)
Other payables - related parties	-	(375,438)
Accrued liabilities	431,899	(66,345)
Taxes payable	1,596,550	102,007
Net cash provided by operating activities	20,605,592	12,236,591

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,408,404)	(1,122)
Advances on equipment purchases	(9,865,535)	(3,846,398)
Payments for construction in progress	(172,302)	(1,193,079)
Net cash used in investing activities	(11,446,241)	(5,040,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	12,885,840	13,091,820
Payments for lines of credit	(9,957,240)	(13,091,820)
Restricted cash	-	2,097,490
Net cash provided by financing activities	2,928,600	2,097,490

EFFECT OF EXCHANGE RATE CHANGES ON CASH	113,511	551,485

INCREASE IN CASH	12,201,462	9,844,967

CASH, beginning of period	14,199,700	7,816,361

CASH, end of period	$26,401,162	$17,661,328

The accompanying notes are an integral part of these consolidated statements.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 1 – Organization background and principal activities

Asian Financial, Inc. (“AFI”) was organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, AFI merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming. AFI has no operations and generated no revenues since inception.

Duoyuan Investments Limited (“Duoyuan BVI”) is a British Virgin Islands company that owns 100% of the equity interest of Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”). Duoyuan China has two subsidiaries, a 99.4% ownership in Hunan Duoyuan Printing Machinery Co., Ltd. and 95% ownership in Langfang Duoyuan Digital Technology Co., Ltd (collectively referred to as the Duoyuan Interest).

On August 31, 2006, Asian Financial, Inc. entered into a definitive Equity Transfer Agreement with Duoyuan BVI to acquire the “Duoyuan Interest” in exchange for 47,100,462 new shares (pre-split) (equivalent to 17,562,353 post-split shares) of common stock in Asian Financial. Prior to the acquisition, Asian Financial, Inc. had 3,500,000 shares (pre-split) (equivalent to 1,305,045 post-split shares) of outstanding common stock. Accordingly, at the closing, there were 50,600,462 shares (pre-split) (equivalent to 18,867,399 post-split shares) of our common stock outstanding. The Equity Transfer Agreement became effective October 6, 2006. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Duoyuan BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to October 6, 2006 are those of Duoyuan BVI, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. As a result of the equity transfer, Duoyuan China became Asian Financial, Inc.’s wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan BVI, became the controlling shareholder.

Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of both Duoyuan Industries and Duoyuan BVI. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital of $6,000,000.  Subsequently, Duoyuan China has increased its registered capital to $19,000,000.  As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007.  The capital was raised through a private placement to accredited investors (see Note 11).  On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital.  As of June 30, 2008, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China and it mainly produces pre-press and small format offset printing presses (in both single and multi colors). Langfang Duoyuan is 95% owned by Duoyuan China and 5% by Beijing Huiyuan Duoyuan Research Institute Co., Ltd. Langfang Duoyuan owns 12% of Hunan Duoyuan Printing Machinery Co. Ltd.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China and it mainly produces large format offset printing presses (in both single and multi colors).  Hunan Duoyuan was established on March 10, 2006, is 88% owned by Duoyuan China and 12% by Langfang Duoyuan.

Note 2 – Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial Inc. and subsidiaries (“the Company”) reflect activities of Asian Financial Inc., Duoyuan China – 100%, Langfang Duoyuan – 95.0%, and Hunan Duoyuan – 99.4%.

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

Management has included all normal recurring adjustments considered necessary to give a fair presentation of operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-KSB.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company estimates the allowance for doubtful accounts as well as the fair value of its warrants carried as derivative instruments marked to market each reporting period. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Translation adjustments amounted to $11,024,768 and $10,460,031 as of December 31, 2008 and June 30, 2008, respectively.  Asset and liability accounts at December 31, 2008, were translated at 6.82 RMB to $1.00 as compared to 6.85 RMB at June 30, 2008. Equity accounts were stated at their historical rate. The average translation rates applied to income statements for the six months ended December 31, 2008 and 2007 were 6.83 RMB, 7.48 RMB, respectively.

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

Revenue recognition

The Company recognizes revenue in accordance with SAB 104, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)
•	Product is shipped or services have been rendered.
•	The seller’s price to the buyer is fixed or determinable.
•	Collectability of payment is reasonably assured.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs.  Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. There are no instances where receivables from distributor are not due and payable until goods purchased from the Company are sold by the distributor. The Company does not sell products to distributors on a consignment basis.  Its distributors have a right of return within one month after shipping only if the Company’s products experience any manufacturing defects and it cannot be fixed.  The Company had no returns during the six months ended December 31, 2008 and 2007 and did not make any allowance of sales return.  Title transfers when products are shipped.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

The Company recognizes revenue when the goods are shipped and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product. The Company’s distributors are able to install our products without our assistance. As a result, there is no substantial performance required on the Company’s part.

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

Our distributors are all equipped to install our products. We are not contractually obligated to perform any installation services. As a result, our revenue recognition is not impacted. The Company granted sales rebate to distributors based on the percentage of annual cash receipt.  The Company accounts for the sales rebate in accordance with Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)”.   The sales rebate is included as a reduction of revenue and accounts receivable to be received by the Company.

Shipping and handling

Shipping and handling costs related to goods sold are included in selling, general and administrative expenses. Shipping and handling costs were $833,965 and $488,236 for the six months ended December 31, 2008 and 2007, respectively.  Shipping and handling costs were $523,383 and $290,921 for the three months ended December 31, 2008 and 2007, respectively.

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

Intangible assets consisted of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Intangible - land use right	$4,463,963	$4,439,619
Less accumulated amortization	(478,996)	(436,491)
Total	$3,984,967	$4,003,128

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Total amortization expense for the six months ended December 31, 2008 and 2007 amounted to $40,038 and $36,527, respectively. Total amortization expense for the three months ended December 31, 2008 and 2007 amounted to $20,024 and $16,374, respectively.

Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

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

Construction in progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and are placed into service. Maintenance, repairs and minor renewals are charged directly to expenses as incurred.  Major additions and betterments to property and equipment are capitalized. The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in earnings.

Plant and equipment consist of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
Buildings	$13,717,891	$13,643,084
Office equipment	929,318	924,251
Motor vehicles	324,214	322,447
Plant and machinery	21,827,490	20,305,152
Construction in progress	4,464,999	4,268,971
Total	41,263,912	39,463,905
Less: accumulated depreciation	(6,710,169)	(5,333,254)
Plant and equipment, net	$34,553,743	$34,130,651

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Depreciation expense for the six months ended December 31, 2008 and 2007 amounted to $1,345,191 and $1,042,717, respectively. The depreciation expense for the three months ended December 31, 2008 and 2007 amounted to $678,305 and $528,617, respectively.

Interest costs totaling $172,438 and $0 was capitalized into construction in progress for the six months ended December 31, 2008 and 2007, respectively. Interest costs totaling $86,414 and $0 was capitalized into construction in progress for the three months ended December 31, 2008 and 2007, respectively.

Long-lived assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2008, the Company expects these assets to be fully recoverable.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the People’s Republic of China and offshore banking account with DBS bank. Total cash in state-owned banks and DBS bank at December 31, 2008 and June 30, 2008 amounted to $26,431,032 and $14,192,775, respectively, none of which are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended December 31, 2008 one supplier accounted for 13% of total purchases. This supplier represents 10% of total accounts payable as of December 31, 2008. For the six months ended December 31, 2007 five suppliers accounted for approximately 30% of total purchases.  These suppliers represent 36% of the Company's total accounts payable as of December 31, 2007.

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

Inventories

Inventories are stated at the lower of cost (weighted average method) or market, and consist of the following:

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

	December 31, 2008 (Unaudited)	June 30, 2008
Raw materials	$7,107,746	$7,282,772
Work in process	13,589,036	10,984,027
Finished goods	4,767,998	5,683,752
Totals	$25,464,780	$23,950,551

The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of December 31, 2008 and June 30, 2008, the Company determined that no reserves are necessary.

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

Fair value of financial instruments

On July 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.  The three levels are defined as follow:

•	Level 1 inputs to the valuation methodology which are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

•	Level 3 inputs to the valuation methodology which are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Under EITF 00-19, the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period. Since there is no quoted or observable market price for the fair value of similar long term investment, the Company then used the level 3 inputs for its valuation methodology. The Company’s warrant liability is carried at fair value totaling $1,210,748 as of December 31, 2008.

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,210,748			$1,210,748

Except for the derivative liabilities, the Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Accounts receivable and allowance for doubtful accounts

The Company’s business operations are conducted in the People’s Republic of China.  During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms from six to nine months. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded in the period of the related sales. The Company’s existing reserve is consistent with its historical experience and considered adequate by management. Known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded an allowance for doubtful accounts for trade accounts receivables aged between nine months and one year at 15% and currently the Company does not have any outstanding balance aged over one year.

The following represents the changes of allowance for doubtful accounts:

	December 31, 2008 (Unaudited)	June 30, 2008
Balance, beginning of period	$1,178,328	$498,648
Provision for bad debts	-	589,901
Foreign currency translation adjustments	6,461	89,779
Balance, end of period	$1,184,789	$1,178,328

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Income taxes

The Company records income taxes pursuant to SFAS 109, which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently payable plus deferred taxes. Since the Company had no operations within the United States, there is no provision for US income taxes and there are no deferred tax amounts as of December 31, 2008 and June 30, 2008.

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
The key changes are:

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

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

Prior March 16, 2007, upon approval by the PRC tax authorities, FIE's scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the subsequent three years.

Duoyuan China has been a wholly foreign-owned enterprise since its inception. This entity status allowed Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003 and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China had an income tax exemption for the calendar years ended December 31, 2004 and 2005 and 50% income tax reduction for the calendar years ended December 31, 2006, 2007 and 2008.  Duoyuan China is subject to an income tax rate of 25% starting January 1, 2009, under the newly unified corporate income tax rate.

Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with their first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002 and started to generate a net profit for the calendar year ended December 31, 2003. Therefore Langfang Duoyuan had an income tax exemption for the years ended December 31, 2003, through December 31, 2007.  Langfang Duoyuan is subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.

Prior to acquiring Hunan Duoyuan, the shareholders negotiated with Hunan Shaoyang Treasury Department to obtain an income tax exemption benefit. The Treasury Department granted the company a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasury Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan had an operating loss in the first year of operations ended December 31, 2004 and started to generate a net profit for the calendar year ended December 31, 2005. Therefore Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005, through December 31, 2009.  We believe Hunan Duoyuan will become subject to income tax at a rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

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

During the six months ended December 31, 2008 and 2007 the provision for income taxes amounted to $2,531,130 and $1,203,445, respectively. The estimated tax savings due to this tax exemption for the six months ended December 31, 2008 and 2007 amounted to $3,161,579 and $4,565,928, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.85 to $0.72 and $0.61 to $0.43 for the six months ended December 31, 2008 and 2007, respectively, and from $0.51 to $0.44 and $0.34 to $0.24 for the three months ended December 31, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the six months ended December 31, 2008 and 2007:

	2008	2007
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(14.8)	(25.5)
Effective income tax rates	10.2%	7.5%

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

VAT on sales and VAT on purchases amounted to $19,151,027 and $13,126,031 for the six months ended December 31, 2008 and $15,106,046 and $10,437,053 for the six months ended December 31, 2007, respectively.

VAT on sales and VAT on purchases amounted to $11,037,268 and $7,658,106 for the three months ended December 31, 2008 and $8,362,193 and $5,772,911 for the three months ended December 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Advertising costs

The Company expenses the cost of advertising as incurred in selling, general and administrative expenses. Advertising costs were $753,931 and $715,294 for the six months ended December 31, 2008 and 2007, respectively, and $361,255 and $328,630 for the three moths ended December 31, 2008 and 2007, respectively.

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

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flows.

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

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active” (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial statements

Note 3 – Earnings per share

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

The following is a reconciliation of the basic and diluted earnings per share computation:

	2008 (Unaudited)	2007 (Unaudited)
For the six months ended December 31, 2008 and 2007
Net income for earnings per share	$21,156,736	$15,197,906

Weighted average shares used in basic computation
Basic	25,000,050	25,000,050
Diluted	25,000,050	25,005,050

Earnings per share:
Basic	$0.85	$0.61
Diluted	$0.85	$0.61

For the three months ended December 31, 2008 and 2007
Net income for earnings per share	$12,641,904	$8,443,378

Weighted average shares used in basic computation
Basic	25,000,050	25,000,050
Diluted	25,000,050	25,005,050

Earnings per share:
Basic	$0.51	$0.34
Diluted	$0.51	$0.34

At December 31, 2008 and 2007, 1,226,972 warrants, whose weight average exercise price is $4.94, are excluded from the calculation of diluted earnings per share because of their antidilutive nature.

Note 4 - Supplemental disclosure of cash flow information

Interest paid amounted to $598,019 and $472,206 for the six months ended December 31, 2008 and 2007, respectively.

Income tax paid amounted to $2,176,731 and $1,409,521 for the six months ended December 31, 2008 and 2007, respectively.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 5 – Related party transactions

The Company leased office space from Duoyuan China Water Recycle Technology Industry Co., a related party. On June 30, 2008, the Company and Duoyuan Water Recycle Technology Industry Co. terminated the lease pursuant to a termination agreement.  The title of property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party, which Mr. Wenhua Guo is the sole shareholder. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from July 1, 2008 to December 31, 2009. For the six months ended December 31, 2008 and 2007, rental expense amounted to $82,305 and $139,002 (See Note 9).

Note 6 – Lines of credit

The lines of credit represent amounts due to a bank which are due normally within one year. These loans can be renewed with the bank. The Company had a total of $14,376,600 and $11,380,200 outstanding on these lines of credit as of December 31, 2008 and June 30, 2008, respectively. The loans consisted of the following:

	December 31,	June 30,
	2008 (Unaudited)	2008
Loan from Bank of Agriculture, Chongwen branch due March 13, 2009. Quarterly interest only payment at 8.570% per annum, secured by plant and machinery	$1,467,000	$1,459,000

Loan from Bank of Agriculture, Chongwen branch due July 3, 2009. Quarterly interest only payment at 8.217% per annum, secured by plant and machinery	2,934,000	-

Loan from Bank of Agriculture, Chongwen branch due July 10, 2009. Quarterly interest only payment at 8.217% per annum, secured by plant and machinery	2,934,000	2,918,000

Loan from Bank of Agriculture, Chongwen branch due July 17, 2009. Quarterly interest only payment at 8.217% per annum, secured by plant and machinery	4,107,600	4,085,200

Loan from Bank of Agriculture, Chongwen branch due July 24, 2009. Quarterly interest only payment at 7.817% per annum, secured by plant and machinery	2,934,000	2,918,000

Totals	$14,376,600	$11,380,200

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Total interest expense, net of capitalized interest, for the six months ended December 31, 2008 and 2007 amounted to $425,581 and $425,041, respectively. Total interest expense, net of capitalized interest, for the three months ended December 31, 2008 and 2007 amounted to $213,037 and $206,263, respectively.

The loans are secured by plant and machinery with a carrying value of $18,452,600 and $18,351,972 as of December 31, 2008 and June 30, 2008, respectively.

Note 7 – Taxes payable

Asian Financial, Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the period ended December 31, 2008. The net operating loss carry forwards for United States income taxes is $2,517,461 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2027 through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance at December 31, 2008 was $855,937. Management reviews this valuation allowance periodically and makes adjustments as warranted.

Taxes payable consisted of the following:

	December 31, 2008 (Unaudited)	June 30, 2008
VAT payable	$1,450,362	$359,725
Income tax payable	1,625,950	1,253,988
Others	235,506	89,273
Total taxes payable	$3,311,818	$1,702,986

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

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the six months ended December 31, 2008 and 2007, the Company transferred $3,558,242 and $0, respectively, to this reserve. For the three months ended December 31, 2008 and 2007, the Company transferred $2,147,826 and $0 respectively, to this reserve. The reserve represents 10% of the current period net income determined in accordance with the PRC accounting rules and regulations. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any.  It may also be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business.  No minimum contribution is required and the Company has not made any contribution to this fund.

Note 9 - Operating leases

The Company entered into a leasing arrangement for office space with Duoyuan China Water Recycle Technology Industry Co. from January 1, 2008 to December 31, 2008. On June 30, 2008, the title of leased property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co. Ltd. with annual lease payments totaling $164,610.

Total lease expense for the six months ended December 31, 2008 and 2007 was $82,305 and $139,002, respectively. Total lease expense for the three months ended December 31, 2008 and 2007, was $41,189 and $89,855, respectively.  Total future minimum lease payments at December 31, 2008, are as follows:

Year ended June 30,	Amount
2009	$82,305
2010	82,304
Thereafter	-

Note 10 – Retirement plan

The retirement plan in the Company includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. Company contributions amounted to $513,086 and $420,041 for the six months ended December 31, 2008 and 2007.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

Note 11 – Shareholders' equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 6,132,614 shares of common stock for a purchase price of approximately $1.43 per share or a total of $23,549,200.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the Securities and Exchange Commission within 90 days of the closing.  The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the Securities and Exchange Commission that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company will be required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company is capped at 8% of the total investment amount paid by the investors. Penalties were expensed as incurred and totaled $1,883,936 through December 31, 2007. During the year ended June 30, 2008, the Company paid cash of $436,000 and issued 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The fair value of the warrants was calculated using the Cox-Ross-Rubinstein binomial model with the following assumptions: market price $5.76, 5 years term, volatility of 42%, risk free rate of 2.89% and no dividends. Pursuant to SFAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the warrants explicitly provide the holder with the right to request the Company to cash-settle the warrants. Therefore, the warrants failed EITF 00-19 testing and triggered liability accounting. The Company recorded $1,447,936 liability on December 31, 2007, the grant date. These warrants were revalued to $1,210,748 as of December 31, 2008 and the Company recorded a gain of $164,076 for the change of fair value for the six months then ended.

Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. In November 2007, the Company reached a settlement with investors who agreed to waive all penalties due. Thus, as of December 31, 2008 and June 30, 2008, the Company had no payable in regards to this penalty.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)

For the six months ended as of December 31, 2008 and 2007, the Company expensed $0, and $706,476 for liquidated damages, respectively.

At closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC, the Company issued to Roth Capital warrants to acquire 650,547 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $1.57, have a term of five years starting from July 1, 2008 and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights. The warrant contains a standard antidilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. The warrants meet the conditions for equity classification pursuant to FAS 133 “Accounting for Derivatives” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life

Balance, June 30, 2007	650,547	-	$4.21	-
Granted	576,425	576,425	5.76	5.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, June 30, 2008	1,226,972	1,226,972	$4.95	5.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, December 31, 2008	1,226,972	1,226,972	$4.94	4.50

On July 17, 2007, the Company affected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

ASIAN FINANCIAL INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(UNAUDITED)
Note 12- Commitments

In May 2008, Langfang Duoyuan entered into two separate packing equipment purchase agreements with Beijing Machinery Industry Whole Set Sales Company and Beijing Jingneng Mechanical & Electrical Equipments Ltd.  As of December 31, 2008, $3,150,711, or 70% of total commitments remains on these agreements.   In July 2008, Hunan Duoyuan entered into a production equipment purchase agreement with Beijing Machinery Industry Whole Set Sales Company.  As of December 31, 2008, $734,657, or approximately 10% of the total commitment remains on this agreement.  In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. and agreed to pay the remaining 40% upon completion. As of December 31, 2008, $3,058,840, or 40% of the total commitment, remains on this agreement.  At December 31, 2008, total future minimum purchase obligation under those agreements was as follows:

Year ended June 30,	Amount
2009	$6,944,208
Thereafter	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q for the quarter ended December 31, 2008 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “predict,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning expectations of the Company and its directors and officers regarding, among other things, working capital requirements, financing requirements, business prospects, trends affecting the Company and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report on Form 10-Q or other reports or documents the Company files with the Securities and Exchange Commission, or the SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. In addition, the forward-looking statements in this quarterly report on Form 10-Q for the quarter ended December 31, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on the Risk Factors section in Item 1A of Part II of this quarterly report on Form 10-Q.

General Overview

Overview

We are a leading offset printing equipment supplier in China, headquartered in Beijing. As of December 31, 2008, we design, manufacture and sell equipment used in two of the three stages of the offset printing process, “pre-press” and “press”. We currently commercially produce and sell one product under the pre-press product category (our CTP System) and four types of products under the press product category (our single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). In 2010, we plan to commercially produce and sell certain products used in the third stage of the offset printing process, “post-press.” Through our technical innovation and precision engineering, we offer a broad range of quality and durable offset printing equipment at competitive prices. With over 80 distributors in over 60 cities and 28 provinces, we have one of the largest distribution networks for offset printing equipment suppliers in China. We believe our extensive network allows us to be closer to our end-user customers and enables us to be more responsive to local market demand.

We are organized under the law of the State of Wyoming. On October 6, 2006, we closed an equity transfer agreement with Duoyuan Investments Limited, or Duoyuan Investments, pursuant to which we acquired Duoyuan Digital Press Technology Industries (China) Co., Ltd., or Duoyuan China, and commenced our present line of offset printing equipment business. We conduct all of our business through our principal operating subsidiary, Duoyuan China, and its two manufacturing subsidiaries, Langfang Duoyuan Digital Technology Co., Ltd., or Langfang Duoyuan, and Hunan Duoyuan Printing Machinery Co., Ltd., or Hunan Duoyuan. Duoyuan China’s principal business activities include marketing and sale of our offset printing equipment, technical support to our distributors, as well as overall strategic planning and management of our business. Langfang Duoyuan’s principal business activities include the manufacturing of our computer-to-plate system, or CTP System, and two of our press products, namely our single color small format presses and multicolor small format presses. Hunan Duoyuan’s principal business activities include the manufacturing of two of our press products, namely our single color large format presses and multicolor large format presses. Our majority shareholder is Duoyuan Investments, which is a British Virgin Islands company wholly owned by Wenhua Guo, our chairman of the board and chief executive officer.

On November 2, 2006, we closed the transactions contemplated by a securities purchase agreement by and between us and certain investors, and issued an aggregate of 6,132,601 shares of our common stock to certain investors for an aggregate purchase price of $23.5 million. This private placement was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

Principal Factors Affecting Our Results of Operations

The following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations:

Growth of the Printing Equipment Market in China

We believe the growing market for printing equipment in China has and will continue to affect our financial condition favorably by increasing market demand for our products. Although the global market for printing machinery is projected by PIRA International to decline between 2007 and 2012, the market in China is projected to grow at a compound annual growth rate, or CAGR, of 7.1% over the same period. However, any adverse changes in China’s economic conditions may adversely affect demand for our products.

Acquisitions and Expansion of Our Production Capacity

Our asset acquisition in March 2004 served as a catalyst for our growth in recent years. To meet potential increased demand for our products and to improve our overall product quality and manufacturing efficiency, we intend to expand our production capacity through capital investments in our existing manufacturing facilities in Langfang Duoyuan and Hunan Duoyuan. More specifically, we plan to upgrade our in-house production facilities for key components and to build a new facility to manufacture cold-set corrugated printing presses, a post-press product. We intend to invest approximately an additional $25.0 million for these projects, which we expect to be completed by calendar year 2010. We will also consider strategic acquisitions to increase our production capacity, obtain new technology for additional products or to obtain additional distributors or customers.

Fluctuations in Raw Material Costs

Price fluctuations in raw material and components impact our gross profits and results of operations. Our operations require substantial quantities of various raw materials, particularly steel and iron, and to a lesser extent other components, including electronic components. These materials and components have been and continue to be susceptible to significant price fluctuations. For example, steel prices in China decreased during fiscal 2006, but increased significantly during fiscal 2007, increasing our materials costs as a percentage of revenue. For the fiscal year 2008 and the six months ended December 31, 2008, raw material costs account for approximately 91% of our production costs. We attempt to minimize the effect of price fluctuations in raw materials and components by:

•	producing a substantial majority of our key components in-house, as measured by the cost of revenue, while sourcing other off-the-shelf components from outside manufacturers;

•	sourcing in large quantities to increase our purchasing leverage; and

•	reducing raw material and component consumption through research and development.

Product Mix

Our net revenues and, as described in greater detail below, gross margins in any given period will be directly impacted by our product mix. Due to the technological complexity and high capital requirements, the number of companies supplying multicolor presses in China is significantly smaller than those selling single color presses. As a result, multicolor presses have a higher average unit sales price, which can be substantially greater than that of single color presses, and generate better gross profits. Also, sales prices and margins for single color presses have faced consistent downward pressure.

Changes in PRC Tax Regulations

Our Chinese subsidiaries enjoyed significant tax preferential treatments. These preferential tax treatments were applicable to foreign-invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the Foreign Invested Enterprise Income Tax Law, or FIE Income Tax Law, which was effective until December 31, 2007. The additional tax that would otherwise be payable without such preferential tax treatments totaled $4.6 million for the six months ended December 31, 2007 and $3.2 million for the six months ended December 31,2008. As a result of recent changes in the FIE Income Tax Law, we expect that our tax expenses in future periods will be significantly higher. In addition, as explained below, some of the tax preferences we previously received were granted by the local governments and not supported by relevant state laws and regulations. As a result, our Chinese subsidiaries may be ordered by relevant authorities to refund these tax benefits. In addition, as a result of the changes in Chinese tax laws, our historical operating results will not be indicative of our operating results for future periods.

Components of Revenue and Expenses

Revenue

Our revenue is reported net of value-added taxes, or VAT, that are levied on our products. As of December 31, 2008, all of our products were subject to a VAT at a rate of 17% of the gross sales price. We also offer sales rebates as an incentive for early payment and frequent or large orders. These sales rebates are recorded as a reduction of gross revenue.

We derive all of our revenue from the sale of our offset printing equipment to distributors. We sell products in the pre-press and press product categories of printing equipment with substantially all our revenue being derived from the sale of our press printing equipment. Pre-press equipment comprised approximately 3% of our revenue and press equipment comprised approximately 97% of our revenue for the three months ended December 31, 2008, as adjusted for sales rebates. For the three months ended December 31, 2008, within the press category of printing equipment, we derived over 81% of our revenue from the sale of our multicolor (small and large format) presses. For the three months ended December 31, 2007, we derived 83% of our revenue from the sale of our multicolor presses (small and large format) presses.

As in fiscal years 2006, 2007, 2008, our multicolor large format presses and our multicolor small format presses were our best selling products for the three months ended December 31, 2008. For the three months ended December 31, 2008, our multicolor large format presses accounted for approximately 47% of our revenue and our multicolor small format presses accounted for approximately 34% of our revenue. For the three months ended December 31, 2007, our multicolor large format presses were our best selling products and accounted for approximately 53% of our revenue, and our multicolor small format presses were our second best selling product and accounted for approximately 30% of our revenue.

Because of the increasing market demand for multicolor presses in China, which typically have higher profit margins than single color presses, we plan to continue to expand our multicolor press production capacities, product offerings and sales network. Our multicolor (small and large format) presses incorporate many of our patented technologies, making them highly automated and efficient, and help reduce potential human errors. Our multicolor small format presses offer a relatively low-cost solution for end-user customers with high quality multicolor printing needs, such as corporate brochures, product catalogues, labels and small packages. Our multicolor large format presses, which require relatively large investments compared to single color format presses, are suitable for end-user customers with high-quality and time sensitive printing needs.

Although we expect that our multicolor (small and large format) presses will continue to be our best selling products, we expect that sales of our pre-press product and single color presses will continue to grow as the printing industry in China continues to expand. In fact, the increase in demand and unit sales in each of our product categories contributed to our increase in revenue for the three months ended December 31, 2008. Our pre-press product, or CTP system, is a more technologically advanced product than products using the traditional pre-press processing method. The CTP system improves the quality of the printing plates and the efficiency of the offset printing process by eliminating the labor and chemical intensive multiple step processes associated the traditional pre-press processing methods. Although computer-to-plate technology is relatively new in China, we believe there is revenue growth potential for this product with increased market acceptance. We also expect to see revenue growth with our single color (small and large format) presses, which are typically suited for end-use customers who are entering offset printing from type-set printing, or need to print works that are mostly single colored, such as books. Our single color (small and large format) presses requires low initial investments compared to multicolor presses and minimal operating skills.

The following table provides a breakdown of our revenue, by product category:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2008		2007		2008
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(dollars in thousands)				(dollars in thousands)

Pre-press
Computer-to-plate systems	1,038	4.1%	1,026	2.8%	1,780	3.7%	1,847	2.9%

Press

Single color small format	1,178	4.6%	1,617	4.4%	2,288	4.8%	2,496	4.0%
Single color large format	3,036	12.0%	4,181	11.4%	5,981	12.4%	6,780	10.8%
Multicolor small format	7,711	30.3%	12,642	34.3%	12,608	26.2%	19,454	30.9%
Multicolor large format	13,411	52.7%	17,251	46.8%	26,418	54.9%	33,103	52.5%

Adjustments	(930)	-3.7%	120	0.3%	(985)	-2.0%	(663)	-1.1%

Total Revenue	$25,444	100.0%	$36,837	100.0%	$48,090	100.0%	$63,017	100.0%

Sales to distributors account for all of our revenue. We use an extensive distribution network to reach a broad customer base. We generally make sales on a purchase order and short-term agreement basis. We do not have long-term volume purchase contracts with any of our distributors. As in fiscal 2006, 2007 and 2008, no single distributor accounted for more than 5% of our revenue during the three months ended December 31, 2008.

Sales rebates are paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets in the prior year. We also provide sales rebates, or discounts of 2% to 5%, to distributors who place large orders with us. The larger the amount of products ordered, the higher the percentage rebate we offer to our distributors. These sales rebates are paid at the end of each calendar year. We intend to continue this incentive program.

Cost of Revenue

Our cost of revenue consists primarily of direct costs to manufacture our products, including component and raw material costs, salaries and related manufacturing personnel expenses, production plant and equipment depreciation and repair and maintenance costs.

The direct costs of manufacturing a new product are generally highest when a new product is first introduced due to (1) start-up costs associated with manufacturing a new product and (2) generally higher raw material and component costs due to lower initial production volumes. As production volumes increase, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials and components in greater quantities, which decreases raw materials and components costs. In addition, we are able to lower or help offset rising raw material and component costs by identifying lower-cost raw materials and components. Also, when production volumes become sufficiently large, we often gain further cost efficiencies by producing certain key components in-house and purchasing other components from suppliers. For this reason, Hunan Duoyuan and Langfang Duoyuan began manufacturing certain key components in-house starting in fiscal 2007; such in-house manufacturing reduces the unit cost of our products.

Our principal raw materials are steel, iron and electronic components. Our raw materials and components are purchased from Chinese subsidiaries of foreign suppliers or local suppliers, each of whom manufactures these components in China. We produce a substantial majority of our other components internally. As a result, we believe we currently have a relatively low cost base compared to other printing equipment manufacturers, especially when compared to international printing equipment manufacturers. Also, the relatively low operation, labor and raw material costs in China have historically allowed us to decrease our cost of revenue as we increase purchase volumes and make improvements in manufacturing processes. However, we believe that these reductions will be increasingly offset by the rising costs of raw materials, components and wages in China as a result of China’s further economic development. In particular, we expect that the costs of raw materials will increase in the near term as a result of the economic stimulus plan to be instituted by the PRC government in 2009.

As we focus on more advanced products and new product lines, we may find it necessary to use higher cost raw materials and components that may not be cheaper in China. We plan to mitigate future increases in raw material and component costs by using more common resources across our product lines, increasing in-house manufacturing of components and adopting more uniform manufacturing and assembly practices.

Gross Margins

Our gross profit margins are affected by our products’ average selling prices, our product mix and cost of revenue. The average selling prices for our products may decline if competitors lower their prices and we respond by reducing prices for some of our products to compete more effectively or if we choose to lower our prices to gain market share or because of decreased cost of revenue. Alternatively, we are able to increase our average selling prices in certain circumstances, such as when we introduce new or enhanced products into the market.

Since the average selling prices and gross margins of our products vary by product line, changes in our product sales mix will also impact our overall gross margins. Our more sophisticated and technologically advanced products, such as our CTP system and multicolor (small and large format) presses, generally have higher gross profit margins than our less sophisticated and technologically advanced products, such as our single color (small and large format) presses. Therefore, product mix impacts our overall gross profit margins.

Given recent market trends and to better offset raw material prices and maintain our gross profit, we have been adjusting our product mix by increasing our production and sales of multicolor (small and large format) presses while decreasing our production and sales of single color (small and large format) presses.

Lastly, our gross profit margins are also affected by changes in our cost of revenue and our ability to manage such cost as described in further detail “—Cost of Revenue” above.

Research And Development Expenses

Our research and development expenses consist primarily of costs associated with designing, developing and testing our products. Among other things, these costs include employee compensation and benefits for our research and development team, expenditures of purchases of supplies and raw materials, depreciation expenses related to equipment used for research and development and other related costs. Our research and development team focuses its efforts on upgrading and enhancing our existing products and designing new products, discovering new ways to improve our multicolor press equipment and developing new post-press equipment. We will continue to increase our investment in our research and development efforts to maintain and enhance our market competitiveness.

We invested $0.5 million in research and development for the three months ended December 31, 2008 and invested $1.2 million in research and development for the six months ended December 31, 2008. We plan to invest an additional $1.1 million in research and development for the remainder of fiscal year 2009, focusing on upgrading our existing products and designing new products, such as post-press equipment, specifically, our cold-set corrugated printing press. We will continue to increase our investment in our research and development efforts to maintain and enhance our market competitiveness.

Selling Expenses

Our selling expenses consist primarily of employee subsidies and benefits for our sales and marketing staff, transportation costs and marketing, sales, advertising, travel and entertainment activities expenses.

Because we sell all of our products to distributors, our selling expenses as a percentage of revenue are significantly lower than manufacturers that primarily sell to end-user customers. While we intend to continue selling our products exclusively to distributors, we plan to build our brand recognition through increasing marketing activities both inside and outside of China, which may increase our sales and marketing expenses on an actual basis, as well as a percentage of revenue.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, consultancy fees and other expenses incurred for general corporate purposes. Our general and administrative expenses were $1.3 million for the three months ended December 31, 2007 and $1.4 million for the three months ended December 31, 2008.

We expect our general and administrative expenses to increase as we add management staff and other professionals such as attorneys and consultants as our business expands. Additionally, as a public company, we anticipate we will incur more expense as we seek more and more guidance and services from attorneys, investors relationship consultants and auditors. Our general and administrative expenses as a percentage of revenue were 5.0% for the three months ended December 31, 2007 and 3.7% for the three months ended December 31, 2008. In general, as a percentage of revenue, we expect that general and administrative expenses will decrease in the future as we enlarge our staff at a slower rate than we increase our revenue.

Liquidated Damages Expense

In October 2006, we raised approximately $23.5 million by issuing shares in a private placement and agreed to (i) register the resale of those shares with the SEC within 90 days of the closing pursuant to a registration rights agreement and (ii) terminate identified related party transactions. Failure to file the registration statement and to timely terminate the related party transactions resulted in monthly cash penalties. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled the liquidated damages by issuing warrants and making cash payments to the investors in January and February of 2008. We recorded related damages and expenses of $0.7 million during the six months ended December 31, 2007. We had no such expense during the six months ended December 31, 2008.

Other Income (Expense)

Other expense is comprised primarily of interest expense from five credit facilities we currently have with Bank of Agriculture, Chongwen branch in the aggregate amount of $14.4 million as of December 31, 2008 and miscellaneous non-operating expense, which includes expenses related to our proposed initial public offering. Other expense is net of interest income from our interest bearing checking accounts.

Minority Interests

Minority interests refer to the 5% equity interest in Langfang Duoyuan and 0.6% equity interest in Hunan Duoyuan held by the Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute.

Provision For Income Taxes

Our effective tax rate was 7.5% for the six months ended December 31, 2007 and 10.2% for the six months ended December 31, 2008.

Foreign Currency Translation Adjustments

We use U.S. dollars in our financial reporting, while substantially all of our revenues and expenses are denominated in Renminbi. Our results of operations and cash flow are calculated based on the average exchange rate during the relevant periods. Our assets and liabilities are calculated based on the uniform exchange rate announced by the People’s Bank of China at the end of the relevant periods. Our share capital is calculated based on historical exchange rates. This practice is in compliance with U.S. GAAP.

Results of Operations

The following table sets forth selected data from our consolidated statements of income for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,				Six Months Ended December 31,
	2007		2008		2007		2008
	$	%	$	%	$	%	$	%
	(dollars in thousands)				(dollars in thousands)

Revenue	25,444	100%	36,837	100%	48,090	100%	63,017	100%
Cost of revenue	12,190	48%	16,609	45%	23,401	49%	28,940	46%
Gross profit	13,254	52%	20,228	55%	24,689	51%	34,077	54%

Research and development	170	1%	490	1%	334	1%	1,185	2%

Selling expenses	2,366	9%	2,952	8%	4,556	9%	5,499	9%

General and administrative expenses	1,269	5%	1,345	4%	2,052	4%	2,276	4%

Income from operations less settled accounts	9,449	37%	15,441	42%	17,747	37%	25,117	40%
Liquidated damage expenses		0%		0%	(706)	-1%		0%

Change of the fair value of derivative instruments		0%	109	0%		0%	164	0%

Other income (expense):
Non-operating expenses		0%	(957)	-3%		0%	(957)	-2%
Interest expense and other charges	(291)	-1%	(214)	-1%	(426)	-1%	(426)	-1%
Interest income	26	0%	36	0%	33	0%	69	0%
Other expense, Net	(265)	-1%	(1,135)	-3%	(393)	-1%	(1,314)	-2%

Income before minority interests and provision for income taxes	9,184	36%	14,415	39%	16,648	35%	23,967	38%
Minority interest	(153)	-1%	(169)	0%	(246)	-1%	(279)	0%
Provision for income taxes	(588)	-2%	(1,604)	-4%	(1,204)	-3%	(2,531)	-4%

Net income	8,443	33%	12,642	34%	15,198	32%	21,157	34%
Other comprehensive income:
Foreign currency translation adjustment	2,080	8%	309	1%	2,987	6%	564	1%
Comprehensive income	10,523	41%	12,951	35%	18,185	38%	21,721	34%

Comparison of Three Months Ended December 31, 2007 and December 31, 2008

Revenue

Our revenue increased by $11.4 million, or 44.8%, from $25.4 million for the three months ended December 31, 2007 to $36.8 million for the three months ended December 31, 2008, primarily as a result of an increase in sales of our press equipment. Revenue for our pre-press printing equipment stayed constant at $1.0 million for the three months ended December 31, 2007 and December 31, 2008. However, revenue for our press printing equipment for the three months ended December 31, 2008 increased by $10.4 million, or 40.9%, when compared to the three months ended December 31, 2007. This increase in revenue was mainly attributable to increased demand in our multicolor (small and large format) presses, which we believe was a result of our increased marketing efforts and increased sales orders from our distributors who wished to take advantage of our sales rebate program that ends on December 31 each year.

Pre-press Printing Equipment. Revenue of our CTP system equipment stayed constant at $1.0 million for the three months ended December 31, 2007 and 2008 respectively. The demand for our CTP system equipment was relatively constant.

Press Printing Equipment. Revenue from the sale of our press printing equipment increased by $10.4 million, or 40.9%, from $25.3 million during the three months ended December 31, 2007 to $35.7 million for the three months ended December 31, 2008. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.

Revenue from the sale of our multicolor small format presses increased by $4.9 million, or 64.0%, from $7.7 million during the three months ended December 31, 2007 to $12.6 million during the three months ended December 31, 2008. In addition, revenue from the sale of our multicolor large format presses increased by $3.8 million, or 28.6%, from $13.4 million during the three months ended December 31, 2007 to $17.2 million during the three months ended December 31, 2008. We believe the increased demand for our multicolor (small and large format) presses was partially a result of increased marketing activities. In the three months ended December 31, 2008, we participated in 28 exhibitions and trade shows, an increase of 11 exhibitions and trade shows when compared with the three months ended December 31, 2007. In addition, we performed more demonstrations of our multicolor (small and large format) presses to our end-user customers to showcase the quality of the printed materials as well as the speed and ease of use. Furthermore, the increase in demand for our multicolor (small and large format) presses was also a result of our sales rebate which begins at 2% for large orders and goes up to 5% for the largest orders, thereby incentivizing distributors to place larger sales orders. Furthermore, our sales team met with our distributors weekly during the three months ended December 31, 2008 to promote our multicolor (small and large) format presses and remind distributors of the expiration of our sales rebate period on December 31, 2008.

We also introduced into the market a new multicolor large format press, Model DY474II, in November 2008. This highly automated and energy efficient machine, which is an enhanced version of an existing product, Model DY474, has been well received from the time of its introduction. This new multicolor large format press includes new features such as plate cocking and is equipped with a color pilotless control, or CPC, function. We recognized revenue from the sale of this new product in the amount of $1.1 million for the three months ended December 31, 2008. We expect sales of this new product will increase as we launch our nationwide rollout in the second quarter of the 2009 calendar year.

We also had an increase in revenue from the sale of our single color (small and large format) presses which increased by $1.6 million, or 38.1%, from $4.2 million during the three months ended December 31, 2007 to $5.8 million during the three months ended December 31, 2008. This increase was primarily due to demand for a new single color large format press, Model DY66T, which we introduced in October 2008. We promoted this new product to our distributors as a complementary product to our multicolor presses at trade shows and exhibitions we attended during the three months ended December 31, 2008. This model offers similar functionality to one of our existing single color large format presses, Model J4019, but costs less than Model J4019. This increase in revenue from Model DY66T was offset by a decrease in revenue from J4019 of $0.1 million for the three months ended December 31, 2008 when compared with the three months ended December 31, 2008.

Cost of Revenue

Cost of revenue increased by $4.4 million, or 36.2%, from $12.2 million for the three months ended December 31, 2007 to $16.6 million for the three months ended December 31, 2008. This increase was primarily due to an increase in the volume of our products sold during this period, contributing to the increase in consumption of raw materials and components across our two product categories as our revenue increased by 44.8% from the three months ended December 31, 2008 to the three months ended December 31, 2007.

As a percentage of revenue, our cost of revenue decreased 2.8% from 47.9% for the three months ended December 31, 2007 to 45.1% for the three months ended December 31, 2008. The decrease was mainly due to the increase in sales of our multicolor (small and large format) presses, which overall, have higher gross profit margins than our single color (small and large format) presses.

Gross Profit

As a result of the factors above, our gross profit increased by $6.9 million, or 52.6%, from $13.3 million for the three months ended December 31, 2007 to $20.2 million for the three months ended December 31, 2008.

Gross profit margins increased 2.8% from 52.1% for the three months ended December 31, 2007 to 54.9% for the three months ended December 31, 2008. The increase in gross profit and gross profit margins during this period was due to the increased production and sales of our multicolor (small and large format) presses, which have higher gross profit margins, than our single color (small and large format) presses.

Selling Expenses

Selling expenses increased by $0.6 million, or 24.8%, from $2.4 million for the three months ended December 31, 2007 to $3.0 million for the three months ended December 31, 2008. This increase was primarily due to an increase in salary expense to our sales professionals, an increase in shipping and handling costs and increased marketing costs. Specifically, salary expenses increased by $0.3 million primarily as a result of bonuses we paid to our sales professionals for meeting or exceeding their sales targets. Our shipping and handling costs increased by $0.2 million primarily as a result of an increase in the press units sold and shipped during this period. In addition, there was a marginal increase in our shipping rates due to an increase in fuel costs. We also increased our sales and marketing expenses, attending 28 exhibitions and trade shows during the three months ended December 31, 2008, compared to 17 during the three months ended December 31, 2007. Sales and marketing expenses increased by $0.1 million for the three months ended December 31, 2008 when compared to the three months ended December 31, 2007. This increase in selling expenses was offset by decreases such as sales office rent, warranty-based repair and maintenance expenses.

As a percentage of revenue, selling expenses decreased 1.3% from 9.3% for the three months ended December 31, 2007 to 8.0% for the three months ended December 31, 2008. This decrease was mainly due to our increased sales volume, which created economies of scale, reducing our per unit selling expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.1 million, or 6.0%, from $1.3 million for the three months ended December 31, 2007 to $1.4 million for the three months ended December 31, 2008. This increase was primarily due to an increase in real estate taxes for our property in Langfang. Prior to January 1, 2008, our property in Langfang was exempt from real estate taxes. Beginning January 1, 2008, our property in Langfang was subject to real estates taxes of 1.2%, or $0.1 million. This increase in general and administrative expenses was partially offset by a decrease in professional fees and entertainment expenses.

As a percentage of revenue, general and administrative expenses decreased 1.3% from 5.0% for the three months ended December 31, 2007 to 3.7% for the three months ended December 31, 2008. This decrease was mainly a function of our revenue increasing faster than our administrative expenses.

Research and Development Expenses

Research and development expenses increased by $0.3 million, or 188.0%, from $0.2 million for the three months ended December 31, 2007 to $0.5 million for the three months ended December 31, 2008. This increase was primarily due to an increase in costs for the purchase of raw materials in connection with our sample product development. Specifically, we developed prototypes for a number of new products, particularly, two new single color large format presses, one new multicolor small format press and one new multicolor large format press. We also improved two existing multicolor large format press models.

As a percentage of revenue, research and development expenses increased from 0.7% for the three months ended December 31, 2007 to 1.3% for the three months ended December 31, 2008. This increase in research and development expenses led to the development of the three prototypes described above. These models are scheduled to be introduced to the market by the second quarter of the 2009 calendar year and 2010. We remain committed to investing in the enhancement of our existing models and the development of new models of our offset printing equipment.

Income from Operations

Income from operations increased by $6.0 million, or 63.4%, from $9.4 million for the three months ended December 31, 2007 to $15.4 million for the three months ended December 31, 2008.

The increase was due to the increased sales of our multicolor (small and large format) presses, which generated higher revenue for us.

Liquidated Damage Expenses

We did not have any liquidated damage expenses for the three months ended December 31, 2008. As a result of our failure to register the resale of the securities acquired from us in our October 2006 private placement and to timely settle our related party balances, we recorded liquidated damages totaling $2.1 million for the year ended June 30, 2007. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled all liquidated damages claims in the third quarter of the year ended June 30, 2008. Therefore, there were no liquidated damage expenses for the three months ended December 31, 2007 and 2008, respectively.

Other Income (Expenses)

Other expenses increased by $0.9 million, or 329.0%, from $0.3 million for the three months ended December 31, 2007 to $1.2 million for the three months ended December 31, 2008.

We had interest expense of $0.2 million from our short-term borrowing during the three months ended December 31, 2008. The average interest rate on our outstanding loans increased 1.3% from 7.0% for the three months ended December 31, 2007 to 8.3% for the three months ended December 31, 2008.

In addition, in accordance with SEC Staff Accounting Bulletin, Topic 5A, we expensed the expenses incurred in connection with our proposed initial public offering in the amount of $1.0 million due to market uncertainty as of December 31, 2008.

Provision for Income Taxes

Provision for income taxes increased by $1.0 million, or 172.9%, from $0.6 million for the three months ended December 31, 2007 to $1.6 million for the three months ended December 31, 2008. This increase in the provision for income taxes was primarily due to the increase in our revenue by 44.8%. Our effective tax rates were 6.5% for the three months ended December 31, 2007 and 11.3% for the three months ended December 31, 2008.

Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to June 30, 2008 was 16.5% and the income tax rate for Duoyuan China from July 1, 2008 to December 1, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China will increase to 25%.

Lanfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25%. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempt through calendar year 2009.

Net Income

As a result of the foregoing, net income increased by $4.2 million, or 49.7%, from $8.4 million for the three months ended December 31, 2007 to $12.6 million for the three months ended December 31, 2008.

As a percentage of revenue, net income increased 1.1% from 33.2% for the three months ended December 31, 2007 to 34.3% for the three months ended December 31, 2008.

Comparison of Six Months Ended December 31, 2007 and December 31, 2008

Revenue

Our revenue increased by $14.9 million, or 31.0%, from $48.1 million for the six months ended December 31, 2007 to $63.0 million for the six months ended December 31, 2008, primarily as a result of an increase in sales of our press equipment. Specifically, revenue for our pre-press printing equipment stayed constant at $1.8 million for the six months ended December 31, 2007 and December 31, 2008. However, revenue for our press printing equipment for the six months ended December 31, 2008 increased by $14.5 million, or 30.7%, when compared to the six months ended December 31, 2007.  This increase in revenue was mainly attributable to increased demand in our multicolor (small and large format) presses, which we believe was a result of our increased marketing efforts and increased sales orders from our distributors who wished to take advantage of our sales rebate program that ends on December 31 each year.

Pre-press Printing Equipment. Revenue of our CTP system equipment stayed constant at $1.8 million for the six months ended December 31, 2007 and 2008, respectively. Demand for our CTP system equipment was relatively constant.

Press Printing Equipment. Revenue from the sale of our press printing equipment increased by $14.5 million, or 30.7%, from $47.3 million during the six months ended December 31, 2007 to $61.8 million for the six months ended December 31, 2008. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.

Revenue from the sale of our multicolor small format presses increased by $6.8 million, or 54.3%, from $12.6 million during the six months ended December 31, 2007 to $19.4 million during the six months ended December 31, 2008. In addition, revenue from the sale of our multicolor large format presses increased by $6.7 million, or 25.3%, from $26.4 million during the six months ended December 31, 2007 to $33.1 million during the six months ended December 31, 2008. We believe the increased demand for our multicolor (small and large format) presses was partially a result of increased marketing activities. In the six months ended December 31, 2008, we participated in 43 exhibitions and trade shows, an increase of 16 exhibitions and trade shows when compared with the six months ended December 31, 2007. In addition, the increase in demand for our multicolor (small and large format) presses was also a result of our sales rebate which begins at 2% for large orders and goes up to 5% for the largest orders, thereby incentivizing distributors to place larger sales orders. Furthermore, our sales team met with our distributors more frequently during the first quarter of fiscal year 2009 compared to the same period last year and increased visits to our distributors during the three months ended December 31, 2008 to promote our multicolor (small and large) format presses and remind distributors of the expiration of our sales rebate period on December 31, 2008.

We also introduced into the market a new multicolor large format press, Model DY474II, in November 2008. This highly automated and energy efficient machine, which is an enhanced version of an existing product, Model DY474, has been well received from the time of its introduction. This new multicolor large format press includes new features such as plate cocking and is equipped with a CPC function. We recognized revenue from the sale of this new product of $1.1 million for the three months ended December 31, 2008.

We also had an increase in revenue from the sale of our single color (small and large format) presses which increased by $1.0 million, or 12.0%, from $8.3 million for the six months ended December 31, 2007 to $9.3 million for the six months ended December 31, 2008. This increase was primarily due to demand for a new single color large format press, Model DY66T, which we introduced in October 2008. We promoted this new product to our distributors as a complementary product to our multicolor presses at trade shows and exhibitions we attended during the three months ended December 31, 2008. This model offers similar functionality to one of our existing single color large format presses, Model J4019, but costs less than Model J4019. This increase in revenue from Model DY66T was offset by a decrease in revenue from J4019 of $0.2 million for the six months ended December 31, 2008 when compared with the six months ended December 31, 2008.

Cost of Revenue

Cost of revenue increased by $5.5 million, or 23.7%, from $23.4 million for the six months ended December 31, 2007 to $28.9 million for the six months ended December 31, 2008. This increase in our cost of revenue was primarily due to an increase in the volume of our products sold during this period, particularly our multicolor (small and large format) presses. This increase in sales contributed to the increase in consumption of raw materials and components across our two product categories as our revenue increased by 31.0% from the six months ended December 31, 2007 to the six months ended December 31, 2008. Specifically, our materials costs increased by $4.8 million, or 22.6%, from $21.4 million during the six months ended December 31, 2007 to $26.2 million during the six months ended December 31, 2008. Our labor costs also increased by $0.3 million, or 23.8% from $1.1 million for the six months ended December 31, 2007 to $1.4 million for the six months ended December 31, 2008 as a result of our increase in sales.

As a percentage of revenue, our cost of revenue decreased 2.8% for the six months ended December 31, 2007 from 48.7% to 45.9% for the six months ended December 31, 2008. The decrease was mainly due to the increase in sale of our multicolor (small and large format) presses, which have higher gross profit margins than our single color (small and large format) presses.

Gross Profit

As a result of the factors above, our gross profit increased by $9.4 million, or 38.0%, from $24.7 million for the six months ended December 31, 2007 to $34.1 million for the six months ended December 31, 2008.

Gross profit margins increased 2.8% from 51.3% for the six months ended December 31, 2007 to 54.1% for the six months ended December 31, 2008. The increase in gross profit and gross profit margins during this period was due to the increased production and sales of our multicolor (small and large format) presses, which have higher gross profit margins, than our single color (small and large format) presses.

Selling Expenses

Selling expenses increased by $0.9 million, or 20.7%, from $4.6 million for the six months ended December 31, 2007 to $5.5 million for the six months ended December 31, 2008. This increase was primarily due to an increase in salary expense to our sales professionals and an increase in shipping and handling costs. Specifically, salary expenses increased by $0.4 million from $2.0 million for the six months ended December 31, 2007 to $2.4 million for the six months ended December 31, 2008 primarily as a result of bonuses we paid to our sales professionals for meeting or exceeding their sales targets for calendar year 2008. Our shipping and handling costs increased by $0.3 million for the same period primarily as a result of an increase in the number of press units sold and shipped during this period. In addition, there was a marginal increase in our shipping rates due to the increase in fuel costs. We also increased our sales and marketing expenses, attending 43 exhibitions and trade shows during the six months ended December 31, 2008. Sale and marketing expenses increased by $0.1 million for the six months ended December 31, 2008 when compared to the six months ended December 31, 2007.

As a percentage of revenue, selling expenses decreased 0.8% from 9.5% for the six months ended December 31, 2007 to 8.7% for the six months ended December 31, 2008. This decrease was mainly due to the increased sales volume, which created economies of scale, reducing our per unit selling expenses.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 10.9%, from $2.1 million for the six months ended December 31, 2007 to $2.3 million for the six months ended December 31, 2008. This increase was primarily due to an increase in real estate taxes for our property in Langfang. Prior to January 1, 2008, our property in Langfang was exempt from real estate taxes. Beginning January 1, 2008, our property in Langfang was subject to real estates taxes of 1.2%, or $0.1 million.

As a percentage of revenue, general and administrative expenses decreased 0.7% from 4.3% for the six months ended December 31, 2007 to 3.6% for the six months ended December 31, 2008.  This decrease was mainly a function of our revenue increasing faster than our administrative expenses.

Research and Development Expenses

Research and development expenses increased by $0.9 million, or 255.1%, from $0.3 million for the six months ended December 31, 2007 to $1.2 million for the six months ended December 31, 2008. This increase was primarily due to an increase in costs for the purchase of raw materials in connection with our sample product development. Specifically, we developed prototypes for a number of new products, particularly, two new single color large format presses, one new multicolor small format press and one new multicolor large format press. We also improved two existing multicolor large format press models.

As a percentage of revenue, research and development expenses increased from 0.7% for the six months ended December 31, 2007 to 1.9% for the six months ended December 31, 2008. This increase in research and development expenses led to the development of the six prototypes described above, one of which was introduced to the market in October of 2008 and one of which was introduced to the market in November of 2008. The remaining models are scheduled to be introduced to the market by second quarter of the 2009 calendar year and in 2010. We remain committed to investing in the enhancement of our existing models and the development of new models of our offset printing equipment.

Income from Operations

Income from operations increased by $7.4 million, or 41.5%, from $17.7 million for the six months ended December 31, 2007 to $25.1 million for the six months ended December 31, 2008.

The increase was due to increased sales of our multicolor (small and large format) presses, which generated higher revenue for us.

Liquidated Damage Expenses

We did not have any liquidated damage expenses for the six months ended December 31, 2008. As a result of our failure to register the resale of the securities acquired from us in our October 2006 private placement and to timely settle our related party balances, we recorded liquidated damages totaling $2.1 million for the year ended June 30, 2007. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled all liquidated damages claims in the third quarter of the year ended June 30, 2008. Therefore, liquidated damage expenses were $0.7 million for the six months ended December 31, 2007 and nil for the six months ended December 31, 2008.

Other Income (Expenses)

Other expenses increased by $0.9 million, or 234.5%, from $0.4 million for the six months ended December 31, 2007 to $1.3 million for the six months ended December 31, 2008.

We had interest expense of $0.4 million from the short-term borrowing during the six months ended December 31, 2008. The average interest rate on our outstanding loans increased 1.3% from 7.0% for the six months ended December 31, 2007 to 8.3% for the six months ended December 31, 2008. Interest expense was offset by $0.1 million of interest income.

In addition, in accordance with SEC Staff Accounting Bulletin, Topic 5A, we expensed the expenses incurred in connection with our proposed initial public offering in the amount of $1.0 million due to market uncertainty as of December 31, 2008.

Provision for Income Taxes

Provision for income taxes increased by $1.3 million, or 110.3%, from $1.2 million for the six months ended December 31, 2007 to $2.5 million for the six months ended December 31, 2008. This increase in the provision for income taxes was primarily due to the increase in our revenue by 31.0%. Our effective tax rate was 7.5% for the six months ended December 31, 2007 and 10.2% for the six months ended December 31, 2008.

Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to June 30, 2008 was 16.5% and the income tax rate for Duoyuan China from July 1, 2008 to December 1, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China will increase to 25%.

Lanfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25%. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempted through calendar year 2009.

Net Income

As a result of the foregoing, net income increased by $6.0 million, or 39.2%, from $15.2 million for the six months ended December 31, 2007 to $21.2 million for the six months ended December 31, 2008.

As a percentage of revenue, net income increased 2.0% from 31.6% for the six months ended December 31, 2007 to 33.6% for the six months ended December 31, 2008.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents of $26.4 million. As of December 31, 2008, we had accounts receivable of $36.6 million and inventories of $25.5 million. Our working capital was approximately $67.1 million and our equity was $115.5 million, as of December 31, 2008. We relied primarily on cash flow from operating activities and our bank loans for our capital requirements for the six months ended December 31, 2008. We believe that cash flow from operating activities and our bank loans will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.

Sources and Uses of Cash

The following table sets forth cash flow data for the periods indicated:

	For the Six Months Ended December 31,
	2007	2008
	(dollars in thousands)
Net cash provided by operating activities	$12,237	$20,606
Net cash used in investing activities	$(5,041)	$(11,446)
Net cash provided by financing activities	$2,097	$2,929

Banks in China are subject to national banking regulations and may withdraw the credit line if regulations change. If the bank were to withdraw our credit line, we would use cash on hand or external financing to repay amounts outstanding.

Net cash provided by operating activities. Net cash provided by operating activities increased by $8.4 million, or 68.4%, from $12.2 million for the six months ended December 31, 2007 to $20.6 million for the six months ended December 31, 2008. The increase in operating cash flow was mainly due to $21.2 million in net income during this period. This increase was offset by a $3.2 million increase in accounts receivable and $1.4 million increase in inventory. The increase in accounts receivable was primarily due to an increase in sales of our multicolor (small and large format) presses. The increase in inventory was primarily due to an increase in production of multicolor (small and large format) presses. More raw materials are needed to produce multicolor (small and large format) presses than single color (small and large format) presses.

Net cash used in investing activities. Net cash used in investing activities increased by $6.4 million, or 127.1%, from $5.0 million for the six months ended December 31, 2007 to $11.4 million for the six months ended December 31, 2008. The main uses of our cash in investing activities include equipment acquisition, purchase prepayments and expenses related to the launching of our new post-press products, namely our cold-set corrugated printing press. We expensed $1.4 million to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press, which we anticipate to commercially produce and sell by the end of 2010. In addition, we made a prepayment of $3.1 million to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press. We also made a prepayment of $6.7 million to purchase electroplating and non-crystal plating equipment that will treat and protect the external surfaces of our press and post-press products. This equipment also features a temperature-controlling precision meter which monitors and cools the internal temperature while the external surface is treated.

Currently our main uses of cash for investing activities are payments for equipment, building and structural improvements and prepayments to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press. In connection with our entry into the cold-set corrugated printing press business and efforts to upgrade our existing facilities, we expect to increase net cash used in investing activities. We believe that the growing Chinese economy will lead to a demand in print media as well as post-press products, which would lead to an increase in demand for packaging equipment. After researching China’s post-press products growth and opportunities, we decided to expand our business to include post-press products by investing in the cold-set corrugated printing press business. We have identified certain technology that we believe will allow us to make better quality machines at a lower cost with greater efficiency. We are currently negotiating for the purchase of this technology from a third party. Subject to our acquiring the related technology, we plan to build a new factory in Langfang to manufacture cold-set corrugated printing presses.

Net cash provided by financing activities. Net cash provided by financing activities increased by $0.8 million, or 39.9%, from $2.1 million for the six months ended December 31, 2007 to $2.9 million for the six months ended December 31, 2008. We borrowed an additional $2.9 million during this period to pay for our operating expenses.

As of December 31, 2008, the maturities for our bank loans were as follows:

	December 31,	June 30,
	2008	2008
Loan from Bank of Agriculture, Chongwen branch due
March 13, 2009. Quarterly interest only payment at
8.570% per annum, secured by plant and machinery	$1,467,000	$1,459,000

Loan from Bank of Agriculture, Chongwen branch due
July 3, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$2,934,000	—

Loan from Bank of Agriculture, Chongwen branch due
July 10, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$2,934,000	$2,918,000

Loan from Bank of Agriculture, Chongwen branch due
July 17, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$4,107,600	$4,085,200

Loan from Bank of Agriculture, Chongwen branch due
July 24, 2009. Quarterly interest only payment at
7.817% per annum, secured by plant and machinery	$2,934,000	$2,918,000

Total	$14,376,600	$11,380,200

We have five short-term loans in the aggregate amount of $14.4 million pursuant to our line of credit with Bank of Agriculture, Chongwen  branch, in China. Each loan has an expiration date of no longer than one year. One loan in the amount of $2.9 million has an interest rate of 7.817%. Three loans, in the aggregate amount of $10.0 million, have interest rates of 8.217%. The last loan, in the amount of $1.5 million, has an interest rate of 8.57%. Interest on our loans is accrued quarterly. The loans outstanding as of December 31, 2008 are secured by our plant and land use rights for our Hunan facility. We plan to either repay the debt as it matures or refinance the debt. These loans were made under our RMB100.0 million ($14.6 million) revolving credit line. We are allowed to refinance these loans by entering into new short-term loan agreements.

We provide our financial information as well as other documentation required by the bank on a quarterly basis. We have not had any indication from the bank that it intends to not renew the short-term loan agreements. We are continually monitoring our relationship with the Bank of Agriculture in light of the global credit shortage.

Capital Expenditures

Our capital expenditures for the six months ended December 31, 2008 were $11.4 million. Our capital expenditures for the six months ended December 31, 2008 were used primarily for equipment acquisition, purchase prepayments and expenses related to the launching of our new post-press products, namely our cold-set corrugated printing press. Our current planned capital expenditures are in connection with the launch of the proposed cold-set corrugated printing press business. We plan to purchase patents to acquire key technologies for producing our cold-set corrugated printing press. We have an agreement in principle, subject to final documentation to purchase this technology. In addition, we expect a capital expenditure of $6.9 million during the remainder of fiscal year 2009 for the purchase of new manufacturing equipment for the future production of our cold-set corrugated printing press, which we anticipate to commercially produce and sell by the end of 2010, and electroplating and non-crystal plating equipment that will treat and protect the external surfaces of our press and post-press products.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support research and development efforts, the expansion of manufacturing and sales activities and the introduction of new products. As we have in connection with our anticipated launch of our cold-set corrugated printing press, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which may require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and additional financing, if required, may be unavailable in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Critical Accounting Policy

Our critical accounting principles remain consistent with those reported in our annual report on Form 10-K for the year ended June 30, 2008, as filed with the SEC.

Fair Value of Financial Instruments

On July 1, 2008, we adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

We analyze all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or, EITF 00-19. Under EITF 00-19, our warrants were required to be recorded as a liability at fair value and marked to market each reporting period. Since there is no quoted or observable market price for the fair value of similar long term investment, we used level 3 input valuation methodology to value our warrants. Our warrant liability is carried at fair value totaling $1,210,748 as of December 31, 2008.

	Fair Value as of December 31, 2008	Fair Value Measurements at December 31, 2008 using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,210,748			$1,210,748

Except for the derivative liabilities, we did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. The Company adopted SFAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51,” SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company has not determined the effect that the application of SFAS 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133,” or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flows.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” or EITF No. 07-5. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF No. 07-5 on the Company’s consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” or FSP 157-3, which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial statements.

Other Events

Reverse Stock Split

Effective as of July 17, 2007, our Board of Directors approved and we affected a 1 for 2.68189924 reverse split of the issued and outstanding shares of our common stock. All share and per share prices used in our financial statements and notes thereto have been retroactively restated to reflect this reverse stock split.

We had 67,047,481 shares of common stock issued and outstanding prior to the reverse stock split and 25,000,050 shares of common stock issued and outstanding after the reverse stock split.

Changes in Officers

Mr. William D. Suh was appointed as our chief financial officer by our board of directors, effective as of October 1, 2008. Effective upon the appointment of Mr. Suh as our chief financial officer, Ms. Baiyun Sun no longer served as our interim chief financial officer. Ms. Sun continues in her position as our controller.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We maintain our books and records in Renminbi, the functional currency of the PRC, however, we use the U.S. dollar as the reporting currency of our financial statements. The exchange rate between the U.S. dollar and the Renminbi is subject to the foreign exchange quotation publicized by the People’s Bank of China daily. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period and equity is translated at historical exchange rates.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the six months ended December 31, 2008.

Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the U.S. dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. On July 2, 2005, the Chinese government changed its decade-old policy of benchmarking the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. There remains significant international pressure on the Chinese government to further liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. The exchange rate of the Renminbi as of December 31, 2008 was 6.83 RMB to 1.00 USD. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in the Risk Factors section in Item 1A of Part II of this quarterly report on Form 10-Q.

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

At December 31, 2008, the Company’s outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $23.5 million (including the Company’s non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.4 million at December 31, 2008. The Company has not entered into any foreign currency instruments for trading purposes at December 31, 2008.

We currently do not hedge our exposure to fluctuations in the Renminbi to U.S. dollar exchange rate. In the future, we may choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the State Administration of Foreign Exchange, or SAFE, regulations formerly required extensive documentation and reporting, some of which was burdensome and slowed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose. Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are to be distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

As of December 31, 2008, the Company's financial instruments with exposure to interest rate risk had an aggregate fair value of approximately $14.4 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.4 million at December 31, 2008. The Company has not hedged its exposure to interest rate risk and has not entered into any interest rate sensitive instruments for trading purposes at December 31, 2008.

Item 4. Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the end of the quarter covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2008.

(c)    Changes in Internal Controls

There were no changes in our internal control over financial reporting during the six months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 1A. Risk Factors

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2008 describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results.

The risk factors set forth below have been updated from those previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K with more current information.

Investment in our common stock involves risk. You should carefully consider the risks we describe below before deciding to invest. The market price of our common stock could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this quarterly report on Form 10-Q, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others that are not presently foreseeable to us. This discussion contains forward-looking statements.

Risks Related to Our Business

If the market for printing equipment does not grow at the rate we expect or at all, including due to a decrease in the demand for commercial printing services, our revenue and profitability may be materially and adversely affected.

We derive substantially all of our revenue from sales of our products in China. Our business’ development depends, in large part, on continued growth in the demand for quality printing equipment in China, including demand driven by providers of commercial printing services in China. Although this market has grown rapidly, the growth may not continue at the same rate. According to PIRA International Limited, the market for printing equipment in China is projected to grow at a CAGR of 7.1% from 2007 to 2012 to reach $2.6 billion, which makes it the third largest printing equipment market in the world. However, developments in our industry are, to a large extent, outside of our control.

A variety of factors, including economic, regulatory, political and social instability could contribute to a decrease in the demand for quality offset printing equipment or commercial printing services, because demand for commercial printing services is highly correlated with general economic activities. In addition, we believe the average price charged for regular and low-end commercial printing services has been decreasing and the average selling price of press products, particularly the less sophisticated single color presses, has also been decreasing. As a result, if there is a decrease in demand for offset printing equipment, including as a result of decreased demand for commercial printing services, our revenue and profitability may be materially adversely affected.

Failure to protect our proprietary technologies or maintain the right to certain technologies may negatively affect our ability to compete.

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have also entered into confidentiality or license agreements with our employees, business partners and other third parties and have implemented procedures to control access to and distribution of our documentation and other proprietary information. These efforts may fail to adequately protect our intellectual property rights. Further, these agreements do not prevent others from independently developing technologies that are equivalent to or superior to our technology. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of technology is difficult, particularly in the PRC, where the laws may not protect our proprietary rights as fully as do the laws of the United States.

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

The conditions of the U.S. and international capital markets may adversely affect our growth and profitability.

For much of 2008, the global economic crisis caused the U.S. and international capital markets to undergo pervasive and fundamental disruption and loss. This global capital market turmoil, combined with a worldwide tightening of credit, has led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The global economic crisis could lead to lower demand for commercial printing services in the PRC because demand for commercial printing services is highly correlated with general economic activities and conditions. Lower demand for commercial printing services could lead to a decrease in demand for offset printing equipment, which could contribute to lower demand for our products. It is impossible to predict how the global economic crisis will affect our business and operations or how long a recovery will take as a result of the current economic pressures. A worsening of the global capital market turmoil and reduced business activity would likely negatively affect our growth and profitability.

If we fail to accurately project demand for our products, we may encounter problems of inadequate supply or oversupply, which would materially and adversely affect our financial condition and operating results.

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

If we overestimate demand, we may purchase more raw materials or components than required. If we underestimate demand, our third party suppliers may have inadequate raw material or product component inventories, which could interrupt our manufacturing and delay shipments and could result in lost sales. In particular, we are seeking to reduce our procurement and inventory costs by matching our inventories closely with our projected manufacturing needs and by deferring our purchase of raw materials and components, from time to time, in anticipation of supplier price reductions. If we have excess products, we may need to lower prices to stimulate demand. We also risk new material inventory obsolescence if we do not sell components before the end of their shelf life. As we seek to balance reduced inventory costs and production flexibility, we may fail to accurately forecast demand and coordinate our procurement and production to meet demand on a timely basis. Our inability to accurately predict and timely meet our demand could materially and adversely affect our business, financial condition and operating results.

The loss of key personnel, the failure to attract or retain specialized technical and management personnel and the recent replacements of our chief executive officer and chief financial officer could impair our ability to grow our business.

We rely heavily on the services of our key employees, including Wenhua Guo, our chairman and chief executive officer, Xiqing Diao, our director and chief operating officer, William D. Suh, our chief financial officer, Baiyun Sun, our controller, Yubao Wei, our chief technology officer, and Mr. Wenzhong Liu, our vice president of sales and marketing, each of whom are a significant asset to us. Mr. Wei is the source of our technological and product innovations. Our future success will depend upon our ability to retain these key employees and attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. Competition for such personnel, particularly technical personnel, is intense in the offset printing equipment industry and we may fail to attract and retain a sufficient number of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us, and if additional personnel were required for our operations, we may not be able to obtain the services of additional personnel necessary for our growth.

During fiscal 2008, we lost the services of Gene Michael Bennett and William Milewski, who served as our chief financial officers from July 19, 2007 to December 20, 2007 and from March 1, 2008 to May 21, 2008, respectively. From December 20, 2007 to March 1, 2008, then again from May 21, 2008 to September 30, 2008, Baiyun Sun served as our interim chief financial officer. We appointed William D. Suh as our chief financial officer effective as of October 1, 2008, with Baiyun Sun continuing to serve as our controller.

We do not maintain “key person” life insurance for any of our senior management or other key employees. The loss of key employees or the inability to attract or retain qualified personnel, including engineers, could delay the development and introduction of new or improved products and have an adverse effect on our ability to sell our products as well as our overall growth.

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

Risks Related to Doing Business in China

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

Under Chinese laws and regulations, each of our manufacturing subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of December 31, 2008, we had statutory reserves of $9.6 million and total shareholder equity in the amount of $ 115.5 million. As a result of these Chinese laws and regulations, each of our manufacturing subsidiaries is restricted in its ability to transfer a portion of its net assets to us whether in the form of dividends, loans or advances. Limitations on the ability of our manufacturing subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

A slowdown in the Chinese economy may negatively affect our growth and profitability.

The Chinese economy on average, grew approximately 9% per year for more than 25 years.

Due to several factors, including those affecting the global economy as a whole, China’s economic growth may slow relative to historical growth, which may have a negative effect on our business. The recent global economic crisis, which for much of 2008 caused the global financial markets to undergo pervasive and fundamental disruption and loss, has also affected the Chinese economy. This global economic crisis, combined with a global tightening of credit, has led to an increased level of commercial and consumer delinquencies, decline in consumer confidence, increased market volatility and widespread reduction of business activity generally. Current global economic pressures may further negatively impact China’s economy. A worsening of  global economic conditions and/or reduced business activity would likely negatively affect the Chinese economy which may slow our growth and reduce or eliminate our profitability.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

We rely upon certain proprietary confidential information, trademarks, unpatented know-how, unpatented trade secrets and improvements and continuing technological innovation to develop and maintain our competitive position. In addition, we currently have seven patents that we use in our business and one patent application pending. Competitors may claim that one or more of our products or our various processes infringe upon their patents or other intellectual property. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our affected products or otherwise limit our freedom to operate. The legal protection of intellectual property in China is significantly more limited than in the United States and many other countries and may afford us little or no effective protection.

There may also be technologies licensed to and relied on by us that are subject to infringement or other corresponding allegations or claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or by companies with which we work in cooperative research and development activities. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

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

Risks Associated with Our Common Stock

The conversion of outstanding derivative securities could cause your ownership to be diluted and may decrease the value of your investment.

Outstanding derivative securities and current and future obligations to issue our securities to various parties may dilute the value of your investment. On October 9, 2006, we issued to CCG warrants to acquire 37,288 shares of our common stock at the price of $4.61 per share. On November 2, 2006, we issued warrants to Roth Capital Partners, LLC, or Roth Capital, to purchase 613,260 shares of our common stock at a strike price of $4.21 per share for a term of five years. These warrants are exercisable at any time after June 30, 2008 on a cashless or net exercise basis. In addition, in January, 2008 we issued to 25 of our Private Placement Investors warrants to purchase 576,425 shares of our common stock at a strike price of $5.76 per share for a term of five years starting on June 30, 2008 and are exercisable at any time after June 30, 2008 on a cashless basis at all times. For as long as these warrants are outstanding and exercisable, the warrant holder will have an opportunity to profit from a rise in the market price of our common stock without assuming the risks of ownership. This may have an adverse effect on the terms upon which we can obtain additional capital. It should be expected that the warrant holder would exercise the warrants at a time when we would be able to obtain equity capital on terms more favorable than the exercise prices provided by the warrants. Holders of our common stock do not have pre-emptive rights.

We have the right to issue additional shares of our common stock and preferred stock without the consent of our shareholders. This would have the effect of diluting your ownership in us and could decrease the value of your stock.

As of February 17, 2009, we had 100,000,000 common stock authorized for issuance, among which only 25,000,050 shares of common stock were issued and outstanding. Approximately 74,999,950 authorized shares of common stock are available for issuance for any purpose without shareholder approval that would dilute shareholder’s percentage ownership of us. We have outstanding warrants to acquire 1,226,973 shares of our common stock.

In addition, our articles of incorporation authorize the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by our board of directors. While no preferred stock is currently outstanding or subject to be issued, our articles of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock in the discretion of our board of directors. Preferred stock may be issued upon filing of amended articles of incorporation and the payment of required fees, requiring no further shareholder action. If issued, the rights, preferences, designations and limitations of the preferred stock would be set by our board of directors and could operate to the disadvantage of our outstanding common stock. These terms could include, among others, preferences as to dividends and distributions on liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

4.6
Waiver Agreement dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No.000-27129) filed with the Securities and Exchange Commission on November 19, 2008).

31.1	Chairman of the Board and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

* Filed herewith.
± Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASIAN FINANCIAL, INC. (Registrant)

Date: February 17, 2009	By:	/s/ Wenhua Guo
Wenhua Guo
Chief Executive Officer

Date: February 17, 2009	By:	/s/ William D. Suh
William D. Suh
Chief Financial Officer