Form 10-K/A
period 2008-06-30
ASIAN FINANCIAL INC
filed 2009-03-11
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________________
Form 10-K/A
Amendment No. 1
__________________________________________

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _________

Commission file number: 000-27129

 _____________________________________

ASIAN FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
_____________________________________

Wyoming	91-1922225
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 3 Jinyuan Road
Daxing Industrial Development Zone
Beijing, People’s Republic of China
102600
(Address of principal executive offices)
+86 10 6021 2222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None.

None (Title of class)	None (Name of each exchange on which registered)

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
Yes ☐No ☒

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

 ASIAN FINANCIAL, INC.

FORM 10-K/A

FOR THE YEAR ENDED JUNE 30, 2008

INDEX

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A, or this Annual Report, amends and restates in its entirety Asian Financial, Inc.’s Annual Report on Form 10-K, for the year ended June 30, 2008, which was initially filed with the Securities and Exchange Commission on September 26, 2008, or the Original Filing. This Annual Report enhances and supplements the disclosure provided in the Original Filing for Items 1, 1A, 2, 3, 4, 5, and 6 under Part I, Items 7, 7A and 9A under Part II, Items 10, 11, 12, 13 and 14 under Part III and Item 15 under Part IV.

This Annual Report includes the audited consolidated financial statements and related notes, neither of which has changed from the information and disclosure reported in the Original Filing.

Pursuant to the rules of the Securities and Exchange Commission, Item 15 of Part IV of the Original Filing has been amended to contain certifications as of the current date from our chief executive officer and chief financial officer. The certifications of our chief executive officer and chief financial officer are attached to this Annual Report as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

Except as otherwise noted, this Annual Report does not include disclosure or information reflecting any event that occurred subsequent to September 26, 2008, the filing date of the Original Filing.  Such events include, among others, the events described in Asian Financial Inc.’s current reports on Form 8-K and quarterly reports on Form 10-Q that were filed after the date of the Original Filing.

PART I

Special Note Regarding Forward-Looking Statements

Except for historical information, the statements contained in this Annual Report for the year ended June 30, 2008, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Generally the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “predict,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning expectations of Asian Financial, Inc. and its directors and officers regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are not guarantees of future performance and subject to certain risks and uncertainties, including the matters set forth in this Annual Report or in other reports or documents Asian Financial, Inc. files with the Securities and Exchange Commission, from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. Asian Financial, Inc. does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this Annual Report and other documents filed by Asian Financial, Inc. with the Securities and Exchange Commission. The forward-looking statements in this Annual Report for the year ended June 30, 2008 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of Asian Financial, Inc. to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion in “Item 1A. Risk Factors.” This section should be read together with the audited consolidated financial statements of Asian Financial, Inc. and related notes set forth elsewhere in this Annual Report.

Introduction

Unless otherwise indicated and except where the context otherwise requires, references in this Annual Report to:

•	“China” and “PRC” are to the People’s Republic of China, excluding Taiwan, Hong Kong and Macau;

•	“shares” and “common shares” are to shares of our common stock after our reverse stock split, effective as of July 17, 2007;

•	“RMB” and “Renminbi” are to the legal currency of China;

•	“fiscal 2006,” “fiscal 2007” and “fiscal 2008” are to our fiscal years ended June 30, 2006, 2007 and 2008, respectively;

•	“$,” “dollars,” “US$” and “U.S. dollars” are to the legal currency of the United States of America;

•	“U.S. GAAP” is to the generally accepted accounting principles of the United States of America; and

•	“U.S.” and “United States” are to the United States of America.

Unless otherwise indicated and except where the context otherwise requires, “we,” “us,” “our company,” “the company” and “our” refer to Asian Financial, Inc., a Wyoming corporation, its predecessor entities and subsidiaries.

Unless otherwise indicated and except where the context otherwise suggests, our financial information presented in this Annual Report, including the audited consolidated financial statements and related notes, has been prepared in accordance with U.S. GAAP.

For the years ended June 30, 2006, 2007 and 2008, our income statements were translated at the average rates of RMB8.06 to $1.00, RMB7.81 to $1.00 and RMB7.26 to $1.00, respectively.

Solely for your convenience, the foreign currency figures from the Printing and Printing Equipment Industries Association of China, or PEIAC, have been translated into U.S. dollars at the rate of RMB7.00 to $1.00.

Item 1.	Business.

Overview

We are a Wyoming corporation and a leading offset printing equipment supplier in China, headquartered in Beijing. Through our principal operating subsidiary, Duoyuan Digital Press Technology Industries (China) Co., Ltd., or Duoyuan China, and Duoyuan China’s manufacturing subsidiaries, namely Langfang Duoyuan Digital Technology Co., Ltd., or Langfang Duoyuan, and Hunan Duoyuan Printing Machinery Co., Ltd., or Hunan Duoyuan, we design, manufacture and sell offset printing equipment used in the offset printing process. The offset printing process includes the following three stages: (1) “pre-press,” which is the transfer of images to printing plates; (2) “press,” which is the transfer of images from printing plates to another media, such as paper; and (3) “post-press,” which is the last step of the offset printing process that includes cutting, folding, binding and collating printed materials. We currently commercially produce and sell one product under our pre-press product category (our computer-to-plate, or CTP, system) and four types of products under our press product category (our single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We do not commercially produce and sell any post-press products. However, we plan to begin commercial production and sale of certain post-press products, including a cold-set corrugated printing press, a machine used to assemble corrugated cardboard boxes, by the end of 2010. In addition, we plan to begin commercial production and sale of two other post-press products, namely an automatic booklet maker and an automatic paper cutter, for which we have developed prototypes, in 2011.

Our principal executive offices are located at No. 3 Jinyuan Road, Daxing Industrial Development Zone, Beijing, People’s Republic of China. Our website address is www.duoyuan.com. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on the Securities and Exchange Commission website at www.sec.gov.

Corporate History

We were organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, we merged with Asian Financial, Inc., a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. From our inception until the Equity Transfer (as defined below), we were a shell company without operations, revenue or employees, other than officers and directors.

On October 6, 2006, we closed an equity transfer agreement, or the Equity Transfer Agreement, with Duoyuan Investments Limited, or Duoyuan Investments, a British Virgin Islands company with operating subsidiaries in China. Pursuant to the Equity Transfer Agreement, we issued 47,100,462 common shares to Duoyuan Investments in exchange for all of Duoyuan Investments’ equity interest in Duoyuan China, its wholly owned subsidiary. Duoyuan China manufactured single color offset printing presses, among other products. As a result of this equity transfer, or the Equity Transfer, Duoyuan China became our wholly owned subsidiary, and Duoyuan Investments, a company wholly owned by Wenhua Guo, the chairman of our board of directors and chief executive officer, became our controlling shareholder. Upon the closing of the Equity Transfer, we commenced our offset printing equipment business.

On November 2, 2006, we closed the transactions contemplated by a securities purchase agreement, or the Securities Purchase Agreement, by and between us and certain investors, or the Private Placement Investors. Pursuant to the Securities Purchase Agreement, we issued an aggregate of 6,132,601 common shares to the Private Placement Investors for an aggregate purchase price of $23.5 million. This private placement, or Private Placement, was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering. See “Item 13. Certain Relationships and Related Transactions, and Directors Independence—Liquidated Damages Related to Private Placement.”

Our Subsidiaries

Our Principal Operating Subsidiary

Duoyuan China, our principal operating subsidiary, was incorporated on June 21, 2001 under the laws of the PRC by Duoyuan Industries (Holding), Inc., or Duoyuan Industries, a British Virgin Islands company, wholly owned by Wenhua Guo. In 2001, Duoyuan China purchased certain offset printing equipment manufacturing related assets from Beijing Duoyuan Electric Co. Ltd., or Duoyuan Electric, a PRC company, which since 1994 was in the business of manufacturing single color small format presses, among other products. Duoyuan Electric sold certain raw materials and semi-finished products to Duoyuan China. Duoyuan Electric also transferred a trademark to Duoyuan China without charge. On October 29, 2002, Duoyuan Investments purchased all of Duoyuan Industries’ interests in Duoyuan China. Upon the closing of the Equity Transfer with Duoyuan Investments on October 6, 2006, Duoyuan China became our wholly owned subsidiary and we commenced our offset printing equipment business.

Duoyuan China’s principal business activities include marketing and sale of our offset printing equipment, technical support to our distributors and overall strategic planning and management of our business.

Our Manufacturing Subsidiaries

Langfang Duoyuan was incorporated on October 27, 2000 under the laws of the PRC by Beijing Yinhang Yinlu Advertisement Co. Ltd., or Beijing Advertisement, and Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute, or Huiyuan Institute, each an entity controlled by Wenhua Guo. At the time of Langfang Duoyuan’s incorporation, Beijing Advertisement and Huiyuan Institute held an equity interest in Langfang Duoyuan of 5% and 95%, respectively. Pursuant to an equity transfer agreement dated as of March 25, 2002, Duoyuan China acquired all of Beijing Advertisement’s 5% interest in Langfang Duoyuan. Pursuant to an equity transfer agreement dated as of October 16, 2005, Duoyuan China acquired an additional 90% equity interest in Langfang Duoyuan from Huiyuan Institute. Huiyuan Institute remains the holder of a 5% equity interest in Langfang Duoyuan.

Langfang Duoyuan’s principal business activities include manufacturing our CTP system and two of our press products, namely our single color small format presses and multicolor small format presses.

Hunan Duoyuan was incorporated on March 10, 2004. In December 2003, Duoyuan China participated in a public auction and entered into an agreement, as further supplemented in May 2004, to purchase certain assets (including real property, manufacturing facilities, and intellectual property) from Hunan Printing Machinery Co., Ltd., which was a bankrupt state owned PRC enterprise. Hunan Printing Machinery Co., Ltd. was then one of the major large format press manufacturers in China approved by the Chinese government to produce multicolor printing equipment. Duoyuan China acquired certain assets from Hunan Printing Machinery Co., Ltd. for its multicolor printing equipment and large format printing equipment production capacity. After the acquisition of the assets of Hunan Printing Machinery  Co., Ltd. in December 2003, Duoyuan China and Langfang Duoyuan incorporated Hunan Duoyuan on March 10, 2004, with each holding an 88% and 12% equity interest in Hunan Duoyuan, respectively.

Hunan Duoyuan’s principal business activities include manufacturing two of our press products, namely our single color large format presses and multicolor large format presses.

The entities formed or controlled by Wenhua Guo that were involved in the foregoing transactions do not operate in the same industry as Duoyuan China. These entities do not compete with Duoyuan China.

The following chart summarizes our corporate structure, including our subsidiaries:

________________
*  Represents our minority shareholders, including the Private Placement Investors.

Our Business

We are a leading offset printing equipment supplier in China, headquartered in Beijing. Through our principal operating subsidiary, Duoyuan China, and its manufacturing subsidiaries, Langfang Duoyuan and Hunan Duoyuan, we design, manufacture and sell offset printing equipment used in the offset printing process. We currently commercially produce and sell one product under our pre-press product category (our CTP system) and four types of products under our press product category (our single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We plan to begin commercial production and sale of certain post-press products, including our cold-set corrugated printing press, a machine used to assemble corrugated cardboard boxes, by the end of 2010. In addition, we plan to begin commercial production and sale of two other post-press products, namely an automatic booklet maker and an automatic paper cutter, for which we have developed prototypes, in 2011. We combine technical innovation and precision engineering to offer a broad range of quality and durable offset printing equipment at competitive prices.

We believe our research and development efforts distinguish us from our major Chinese competitors. Our Langfang Duoyuan research and development and technical support center and our Hunan Duoyuan technical support center have advanced design test tools, which we believe enable us to develop new and enhanced products with improved functionality. As of June 30, 2008, our research and development team was staffed with 193 experienced researchers, engineers and technicians focused on developing new and enhanced products. As of June 30, 2008, we had four patents registered in China and four additional patents pending registration. In addition, we have received over 20 technology awards, recognitions of achievement or endorsements recognizing our innovation, product development and quality control. In the year ended June 30, 2008, we introduced a new multicolor large format press, model DY4104, to the market and we designed four new or enhanced press products, scheduled to launch in the year ended June 30, 2009.

As of June 30, 2008, we had an integrated marketing, sales and service team of over 200 professionals covering seven regional markets in China. We sell our products to more than 80 distributors who are located in over 60 cities and 28 provinces in China. Our nationwide distribution network, which we believe to be one of the largest among Chinese offset printing equipment suppliers, enable us to be more responsive to local market demands than many of our competitors. We regularly attend industry trade shows and exhibitions to showcase our products, as well as present seminars and training programs to our distributors to highlight the functions and capacities of our products. To maintain good relationships with our end-user customers, we provide certain services during the one-year warranty period associated with our products. During the warranty period, we provide training, technical support, warranty and repair services for complex technical issues to our distributors who work with our end-user customers.

We believe our pricing is competitive with Chinese and international offset printing equipment producers. We believe the relatively low operation, labor and raw material costs in China, our ability to produce a substantial majority of our key components in-house, our efficient production processes and our effective inventory management gives us a cost competitive advantage. Our cost advantage allows us to offer quality products at lower prices, thus making our products attractive in China and certain international markets.

The Industry in Which We Operate

China’s Printing Industry

China’s printing industry has benefited from China’s rapid economic growth. This growth has increased publication printing needs, such as newspapers, magazines and books, and commercial printing needs, such as packages, corporate brochures, product catalogues and conference materials.

From 2002 to 2007, the total annual output of China’s printing industry grew from approximately $29 billion to approximately $63 billion, according to PEIAC, representing a compound annual growth rate, or CAGR, of 17% per annum. In line with global trends, package printing represents the largest segment in the Chinese printing industry. According to PEIAC, China produced $20 billion of package printing in 2007, accounting for 32% of the total output of China’s printing industry that year.

In 2007, PIRA International, or PIRA, reported that China was the third largest printing market in the world behind the United States and Japan. Because of China’s projected economic growth, China’s printing industry is expected to remain as one of the fastest growing in the world.

The printing industry in China is currently undergoing a transition from single color printing to multicolor printing. A few years ago, most high quality multicolor printing was handled by large and sophisticated printing companies located in the coastal areas, especially in the Pearl River delta region. Presently, almost every major city in China has a suburban area with printing companies that can meet a wide spectrum of printing demands, from simple single color printing to fairly high quality multicolor printing. Multicolor printing is becoming a mainstream capability that almost every Chinese printing company must have to sustain its competitiveness in the marketplace.

China’s Printing Equipment Industry

We operate in China’s printing equipment industry, which we believe is highly correlated with China’s overall printing industry. Because we believe these industries are highly correlated, China’s printing industry may serve as a guide to China’s overall printing equipment industry dynamics and total expenditures on printing equipment.

Over the past several years, China’s printing equipment industry grew at a faster rate than its overall printing industry. As noted above, the total annual output of China’s printing industry grew from approximately $29 billion in 2002 to approximately $63 billion in 2007, representing a CAGR of 17% per annum. The total annual output of China’s printing equipment industry, however, grew from approximately $890 million to approximately $2.5 billion according to PEIAC, representing a CAGR of 23% per annum for the same periods. PIRA projects that the market for printing equipment in China will grow at a CAGR of 7.1% per annum between 2007 and 2012.

We believe that demand for Chinese made offset printing equipment is strong and that the market share of domestically made offset printing equipment has been increasing in recent years. For example, according to PEIAC, although the amount of imported printing equipment increased annually from $1.3 billion in 2002 to $1.7 billion in 2004, the total amount of imported printing equipment has since declined each year to reach $1.6 billion in 2007. We believe this decline in imported printing equipment is a result of leading Chinese printing equipment manufacturers’ increased investments in research and development and improved engineering standards, both of which improve Chinese printing equipment manufacturers’ ability to compete against international competitors for market share in China.

We believe two major entry barriers limit the potential competition we face from Chinese offset printing equipment producers. First, the offset printing equipment industry in China is particularly capital intensive due to high production costs, and second, we believe few manufacturers have the technical knowledge required to compete in our industry. We believe our position as an existing and leading offset printing equipment supplier in China gives us market advantages over potential competitors seeking to enter this market.

We derive all of our revenue from sales to our distributors in China. In 2007, according to PEIAC, there were an estimated 90,000 licensed printing companies in the Chinese printing equipment market. This estimate did not include the possibly significant number of printing companies that operate in China without licenses. Printing companies in China purchase pre-press, press and post-press printing equipment from foreign and Chinese equipment providers, including companies like us through our distributors.

Our Products

We categorize our products according to the three stages of the offset printing process: pre-press, press and post-press. The following table shows an overview of the types of products we offer, or plan to offer, within these three stages:

	Pre-Press	Press(2)	Post-Press(3)
Products Offered	• CTP system(1)	• Single Color Small Format Press • Single Color Large Format Press • Multicolor Small Format Press • Multicolor Large Format Press	• Cold-set Corrugated Printing Press(4) • Automatic Booklet Maker(5) • Automatic Paper Cutter(5)

Functionality	Digital formatting and processing to transfer images onto printing plates	Transfer of images from printing plates to another media, such as paper	Cutting, folding, binding and collating printed materials

Fiscal 2008 Revenue(6) (in thousands)	$3,184	$87,991	__
______________________________

(1)	We also offer a complimentary plate developer upon request to those end-user customers who purchase our CTP system. Our plate developer is an optional complementary product to our CTP system.
(2)
We also offer a complimentary automatic plate puncher upon request to those end-user customers who purchase our press products. Our automatic plate puncher is an optional complementary product to our press products.

(3)	As of June 30, 2008, we do not manufacture or sell any post-press products.
(4)	We plan to manufacture and sell this post-press product by the end of 2010.
(5)	We plan to manufacture and sell this post-press product in 2011.
(6)	Revenue figures before adjustments.

Pre-press Printing Equipment

Traditionally, in the pre-press stage of the offset printing process, a plate developer or other light-sensitive emulsion is used in combination with photomechanical exposure and various processing procedures to transfer images onto printing plates, which are then mounted onto an offset press. This method is being replaced by more technologically advanced methods, including CTP technology, which use digital formatting and processing to transfer images onto printing plates.

The following describes our pre-press product, namely our CTP system, and its key features and competitive advantages:

•
CTP System. CTP technology improves the quality of the printing plates and the efficiency of the offset printing process by eliminating the labor and chemical intensive multiple step processes associated with the traditional pre-press processing method. Fully automated CTP technology reduces the risk of human error and offers improved consistency and higher quality compared to the traditional pre-press method. Although CTP technology has been adopted by printing companies in Europe and the United States, most of our end-user customers in China did not begin using CTP technology until 2002. This is largely because CTP technology related products are significantly more costly than existing pre-press printing equipment. Although a majority of CTP technology related products in China are imported from overseas manufacturers, such as Japan and the United States, we also offer our own CTP technology related product, namely our CTP system. We believe our CTP system offers similar functionality, quality and efficiencies when compared to those manufactured by international producers, but at a more competitive price. For the technological features of our CTP system, see “—Technology—CTP Technology” below.

Press Printing Equipment

In the press stage of the offset printing process, images on printing plates are transferred onto another printing medium, such as paper. In this stage of the offset printing process, sheets of paper or other printing media are fed into the press. Offset lithographic process, based on the principle that oil and water repel each other, is used for the image transfer.

On the press, printing plates are dampened first by water rollers and then by ink rollers. The ink rollers distribute the ink onto the specific image areas on the printing plates. Water distributed by the water rollers keeps the ink off the non-image areas of the printing plate. Each printing plate then transfers its image onto a rubber blanket, which in turn transfers the image onto the printing media. The printing plate itself does not touch the printing media, hence the term offset printing. Our press products are sheet-fed, which means individual sheets of paper or paperboard are fed into the presses. The graphic below illustrates the basic press process:

The following describes our primary press products and their key features and competitive advantages:

•
Single Color Small Format Press.  Single color small format presses have one set of press rollers dedicated to a single color. Generally, printing on a single color press requires that a sheet of paper be processed four times, requiring precise adjustments for overprint. Typically, small format presses have a maximum sheet in-take width of 520 mm (about 20.5 inches). Our single color small format presses have a maximum sheet width of up to 560 mm (about 22.0 inches), and incorporate our advanced technologies, making them efficient and requiring minimal operating skills.  Our single color small format presses require low initial investment and are typically suitable for end-user customers who are transitioning into offset printing from type-set printing or have single color printing needs, such as book printing.

•
Single Color Large Format Press.  Like single color small format presses, single color large format presses also have one set of press rollers dedicated to a single color. Single color large format presses generally have maximum sheet in-take width larger than 520 mm (about 20.5 inches) and are able to handle thick and ultra-thick sheets of paper. Our single color large format presses have a maximum sheet width of 740 mm (about 29.1 inches) and incorporate our advanced technologies, making them efficient and requiring minimal operating skills. Our single color large format presses require relatively low initial investment compared to our multicolor (small and large format) presses and are typically suitable for end-user customers with basic single color printing needs, such as pamphlets.

•
Multicolor Small Format Press.  Multicolor small format presses generally have four sets of rollers dedicated to different colors – typically, black, magenta, cyan, and yellow – to generate all other colors. Multicolor printing equipment generally require more operational skills compared to single color printing equipment. Our multicolor small format presses incorporate our advanced  technologies, making them highly automated and efficient, and help reduce potential human errors. Our multicolor small format presses offer a relatively low-cost solution for end-user customers with high quality multicolor printing needs, such as corporate brochures, product catalogues, labels and small packages.

•
Multicolor Large Format Press. Like multicolor small format presses, multicolor large format presses also have four sets of rollers dedicated to different colors – typically, black, magenta, cyan, and yellow – to generate all other colors. Multicolor large format presses, combining multicolor capability with the ability to handle thick and ultra-thick sheets of paper, are the most robust type of products among our press products. Our multicolor large format presses incorporate our advanced technologies, making them highly automated and efficient, and help reduce potential human errors. Our multicolor large format presses require relatively large investments compared to our other press products, and are suitable for end-user customers with high-quality multicolor printing needs, such as posters, large packages, and banners.  Our multicolor large format presses are also able to print at faster speeds compared to our other press products, making them ideal for time sensitive printing needs.

Post-press Printing Equipment

In the post-press stage of the offset printing process, printed materials undergo various processes, including cutting, folding, binding and collating to produce the final printed product. We currently do not commercially manufacture or sell any post-press printing equipment. However, we plan to commercially manufacture and sell the following products under this product category:

•
Cold-set Corrugated Printing Press. Corrugated printing presses make corrugated cardboard boxes. They combine the functions of printing, corrugating, folding and shaping cardboard boxes into one machine. Currently, many corrugated printing presses use hot-set glue technology, which we believe can result in lower quality and/or damaged products, and also generally requires higher equipment and operating costs. We plan to introduce a cold-set corrugated printing press that utilizes cold-set gluing technology, which we believe can generate better quality products, is more  efficient and provide greater energy savings. We intend to build a cold-set corrugated printing press factory at Langfang Duoyuan, and have conducted related land clearing and site preparation services. We are also designing workshops and production lines and procuring equipment for this cold-set corrugated printing press factory. We plan to commercially manufacture and sell cold-set corrugated printing presses by the end of 2010.

•
Automatic Booklet Maker. Automatic booklet makers assemble individual sheets of paper into booklets. Stacks of paper are either manually fed or automatically transported via collators into the automatic booklet makers, where they are then jogged, stapled, and/or folded into separate document sets. Trimmers cut away any undesired margins for a clean and crisp presentation. We have produced prototypes of our automatic booklet makers, which we believe are more efficient compared to similar products currently in the market. We plan to begin commercial production and sale of this product in 2011.

•
Automatic Paper Cutter. Automatic paper cutters are generally designed for high volume industrial use as they cut hundreds of sheets of paper at a time on a continuous basis. We have produced prototypes of our automatic paper cutters, which we believe are more efficient and precise compared to similar products currently in the market. We plan to begin commercial production and sale of this product in 2011.

Financial Information About Products & Geographic Areas

The following table summarizes the percentage of revenue generated by each of our product category:

	Year ended June 30,
	2006	2007	2008

Pre-Press
CTP system	5.3%	5.6%	3.6%

Press

Single color small format	18.1%	8.9%	4.8%

Single color large format	17.9%	14.3%	11.9%

Multicolor small format	19.5%	25.6%	29.4%

Multicolor large format	39.4%	46.7%	52.0%

Adjustments	(0.2%)	(1.1%)	(1.7%)
Total	100.0%	100.0%	100.0%

Revenue from our single color (small and large format) presses have been consistently declining as a percentage of our revenue while revenue from our multicolor (small and large format) presses, in particular our multicolor large format presses, have been increasing as a percentage of our revenue. This is due to the growing market demand for multicolor (small and large format) presses. End-user customers in China are increasingly demanding sophisticated offset printing equipment, such as our multicolor (small and large format) presses, to produce high quality printing materials more efficiently. However, single color (small and large format) presses are still in demand for those end-user customers who are price sensitive, new to the printing business, or looking to replace or upgrade their existing single color printing equipment.

We generate all of our revenue from sales to distributors in China, with South China being the single largest market, representing 26.9% of our revenue for the year ended June 30, 2008.

The following table summarizes the percentage of revenue generated in our key regional markets in China:

	Year ended June 30,
Regional Markets(1)	2006	2007	2008

North China	12.4%	13.0%	8.1%

South China	20.7%	18.6%	26.9%

Middle China	20.0%	22.0%	19.2%

East China	11.2%	14.2%	15.0%

Northeast China	6.4%	7.4%	8.0%

Northwest China	13.8%	14.2%	8.6%

Southwest China	15.5%	10.6%	14.2%
Total(2)	100.0%	100.0%	100.0%
_______________
(1)	For a map of the regional markets where our distributors are located, see “—Distribution and Marketing—Distribution.”
(2)
Our products are sold to distributors in China. According to our distributors, they have sold our products to certain end-user customers in Saudi Arabia, Ghana, Tunisia, South Africa, India, Pakistan, Vietnam, and Brazil in the years ended June 30, 2006, 2007 and 2008.  Our distributors reported that the percentage of revenue generated by sales to end-user customers outside of China was less than 2% for these periods.

Manufacturing

Our manufacturing and assembly operations involve the (1) coordination of raw materials and components procured from third party Chinese suppliers, (2) internal production processes and (3) external distribution processes. We manufacture, assemble and test our products at our two manufacturing facilities located at Langfang and Hunan, China. Our Langfang Duoyuan facility is located at the Langfang Economic-Technological Development Zone, Langfang, Hebei Province, China. Our Hunan Duoyuan facility is located at No. 362 Baoqing Xi Road, Shaoyang, Hunan Province, China. Langfang Duoyuan primarily manufactures our CTP system, single color small format presses and multicolor small format presses. Hunan Duoyuan primarily manufactures our single color large format presses and multicolor large format presses. Both of our facilities at Langfang Duoyuan and Hunan Duoyuan have advanced and high-precision processing machines, tools and measuring devices.

We produce both standardized and customized products, emphasizing precision and quality in our production and assembly. Single color small format presses and multicolor small format presses are relatively standard in design, so we hold an optimum inventory of these presses. We also maintain a small inventory of large format presses to better meet the needs of our distributors and end-user customers. Most of our single color large format presses and multicolor large format presses, however, are built upon order, with subsystems or features that can be added later if desired. Our flexible production methods, which utilize standard models and product designs, enable us to meet changing market demands while controlling production costs. We have implemented a rigid quality control system for our products, and have complied with the ISO 9001 Quality Assurance System Standards since September 1996, and with the ISO 14001 Environmental Management System Standards since March 1999.

We produce a substantial majority of our key components in-house at Hunan Duoyuan. In-house production of our key components better ensures the quality of our products, protects our intellectual property rights, reduces production costs and limits our exposure to supplier-related risks. Because we produce a substantial majority of our key components in-house, we believe we currently have a relatively low cost base compared to other printing equipment manufacturers, especially when compared to international printing equipment manufacturers. We purchase all other raw materials and components from Chinese suppliers, some of whom produce particular components based on our specific demands and designs.

Our Langfang Duoyuan facility has workshops covering several production processes, including raw material inspection, mechanical processing of components, and assembly of components into finished products. As of June 30, 2008, our Langfang Duoyuan facility was ISO 9001 and ISO 14001certified.

Our Hunan Duoyuan facility has been producing offset printing equipment since 1969. The facility has an integrated manufacturing process featuring 13 workshops covering several production processes, including model casting, heat treatment, raw finishing, refined finishing and mechanical processing of components and assembly of components into finished products. Since steel is one of our key raw materials, our Hunan Duoyuan facility has its own foundry plant on site to process the steel and certain components necessary to produce our press products. As of June 30, 2008, our Hunan Duoyuan facility was ISO 9001 certified.

We intend to build a cold-set corrugated printing press factory at Langfang Duoyuan and have conducted related land clearing and site preparation services. We are also designing workshops and production lines and procuring equipment for this cold-set corrugated printing press factory. We plan to commercially manufacture and sell cold-set corrugated printing presses by the end of 2010.

Distribution and Marketing

Distribution

We sell our products through distributors. Our nationwide distribution network in China consisted of over 80 distributors located in over 60 cities and 28 provinces in China as of June 30, 2008. Our nationwide distribution network, which we believe to be one of the largest among Chinese offset printing equipment suppliers, enable us to be more responsive to local market demands than many of our competitors. We also had 18 local representative offices in 18 Chinese provinces as of June 30, 2008. Our local representatives at these offices contact potential key local end-user customers and then refer them to our distributors when the end-user customers are ready to purchase our products.

A distributor may distribute various models of our products within one or both of our product categories. Distributors of our single color (small and large format) presses, typically sell exclusively for us. Some distributors of our multicolor (small and large format) presses also sell similar products made by other manufacturers.

We generally have a diverse group of end-user customers throughout China for each of our current pre-press and press products, and our sales are not concentrated to or depended on one or a few major distributors. We have made a conscious effort to prevent a single distributor from covering too large a distribution territory to ensure that no particular distributor monopolizes the sales of our products in any one region. We believe our end-user customer and distributor diversity reduces our exposure to potential market risks. For the year ended June 30, 2008, no single distributor accounted for more than 5% of our sales revenue, and our top five distributors accounted for approximately 18% of our revenue for the same period. Our distributors have informed us that there are no significant changes in the composition of our end-user customer base from year to year.

We select distributors based on their prior sales performance. We also make selections based on factors such as sales experience, knowledge of offset printing equipment, contacts in the offset printing equipment industry, reputation and market coverage. We regularly evaluate the performance of our distributors and terminate distributors who fail to meet their sales targets at the end of their agreement term. We believe this helps us maximize our penetration of target markets and our sales opportunities. Members of our service staff call our distributors frequently and members of our senior management visit our distributors every other month to assist with business strategies and strengthen our relationship with our distributors.

We believe we have a relatively established and stable distribution network. Approximately 89% of our distributors have been working with us for over two years, and approximately 75% of them have been working with us for over five years. Our distribution network provides us with established access to end-user customers throughout China, enables us to be responsive to local market demand, allows us to effectively diversify our end-user customer base and facilitates our efforts to improve our market penetration.

As indicated in the map above, our distributors are widely dispersed throughout each major region of China. As of June 30, 2008, we had 12 distributors in North China, 16 distributors in South China, 16 distributors in Middle China, 12 distributors in East China, five distributors in Northeast China, 12 distributors in Northwest China and 11distributors in Southwest China. We currently do not have distributors outside of China, but we plan to establish an international distribution network in parts of Africa, the Middle East and Asia. According to our distributors, sales to end-user customers outside of China accounted for less than 2% of our revenue for the years ended June 30, 2006, 2007 and 2008. These sales were accomplished through our Chinese distributors, with the support of our sales and marketing team.

Our distributors are engaged and compensated on a competitive basis based on their sales performance. We enter into annual distribution agreements with distributors specifying the terms of sales targets for any given year. For distributors who meet or exceed their sales targets, we provide incentives in the form of sales rebates.  For distributors who distribute our multicolor (small and large format) presses, we also extend preferred credit terms. Based on a distributor’s performance, we may extend credit of up to three times the monthly average sales we realized from that distributor during the previous year. We do not extend credit to distributors that have distributed our products for less than six months. Although distributors may have a variety of payment arrangements with the end-user customers, we do not factor these arrangements into our consideration when deciding their preferred credit terms or installment payment schedules. We assess distributors’ credit worthiness on an individual basis depending on (1) their sales performances, (2) their payment and credit histories, (3) the duration and extent of their dealings with us, (4) their market position and reputation in the offset printing equipment sector and (5) their sales and marketing abilities. We also lend products to high-performing distributors for display and demonstration purposes, for up to three months.

Marketing

We support our distributors’ sales efforts through coordinated marketing efforts. We advertise our products in industry trade journals and magazines. We provide several types of product brochures and materials to our distributors as well as potential and existing end-user customers in an effort to familiarize them with our products’ features and capabilities. In addition, we attend and participate in industry trade shows and exhibitions, which we believe is the most important venue to promote our products and corporate image and to showcase our new product offerings. We also regularly host seminars and training programs on the latest developments in offset printing equipment technologies for potential and existing distributors, as well as potential and existing end-user customers. During these seminars and training programs, we demonstrate our latest products to the attendees to promote purchases from them.

Suppliers and Raw Materials

The key raw materials and components used to manufacture our products are steel, iron and electronic components. We produce a substantial majority of our key components in-house at our Hunan Duoyuan facility. We purchase all other raw materials and components from Chinese suppliers through non-exclusive purchase orders and supply contracts. The purchase order or supply contract specifies the price for the raw material or component and design-related specifications, if any. Although we allow for adjustments in the price for certain raw materials such as steel and iron under extraordinary circumstances, the prices for our raw materials are generally fixed for the effective term of the supply contracts. Our supply contracts are generally renewable on an annual basis. We maintain multiple supply sources for each of our key raw materials and other standard off-the shelf parts so as to minimize any potential disruption of our operations and maintain supply stability. We purchase certain specialized components, such as springs, from a single supplier. Some of our suppliers produce components for us based on our specified designs, and we do not believe we would have difficulty replacing these suppliers should any of them become unavailable.

For the years ended June 30, 2006, 2007 and 2008, purchases from our largest supplier accounted for 13.3%, 9.5% and 8.8%, respectively, of our total purchases of raw materials and components. For the same periods, our ten largest suppliers combined accounted for 59.0%, 54.6% and 55.7%, respectively, of our total purchases of raw materials and components. See “Item 1A. Risk Factors—Risks Related to Our Business—If we cannot obtain sufficient raw materials and components that meet our production demand and standards at a reasonable cost, or at all, our business may be materially and adversely affected.”

Technology

We believe our technical innovation and precision engineering enable us to offer a broad range of high-quality and durable offset printing equipment. We utilize and incorporate advanced technologies to our products, which enhance automation for processes such as sheet-feeding, image transfer, ink dispensing and overall centralized control. These technological advancements increase print quality, reduce operator workload and make our products more competitive. The following chart briefly describes the principal technologies we use and their functionalities:

Technology	Functionality

Sheet-feeding system	Automatically measures and adjusts sheet placement and feeding

Sheet-guiding technology	Reduces paper jams and ensures sheet transfer

Centralized monitoring and automatic regulation	Automatically monitors and regulates timing of sheet feeding

Centralized subsystems	Regulate and control sub-systems, such as sheet-feeding, front and side layout, and reduces preparation time

Cam-controlled hem front design	Increases printing speed and improves accuracy of sheet transfer

Multiple front lay guides	Increase printing efficiency

Front lay and transfer gripping sheet control with localization technology	Improves operating stability and print speed

Photoelectric detecting and auto lock-up	Automatically detect printing errors

Double-diameter impression cylinders	Produce higher quality print work while handling thicker sheets

Anti-triangle 7 o’clock cylinder alignment	Assures consistent ink application and prevents dot deformation

Data memory	Stores data on memory chip for repetitive print jobs

Semiautomatic plate-changing	Reduces preparation time and increases efficiency during manual transfer of printing plates

Pneumatic engagement and disengagement unit	Improves print adjustment accuracy

Continuous alcohol	Improves color application quality and automatically adjusts press speed

CPC technology	Controls ink dispensation quantity and color hue adjustment

CTP System

We have also developed advanced technologies for our CTP system, which allow our end-user customers to efficiently customize printing plates according to their needs. These technologies include (1) open data interface technology allowing for customized workflow control systems, (2) multiple printing plate compatibility technology and (3) data storage technology. The following table provides a brief description of these technologies and their functionality in our CTP system:

CTP Technology	Functionality

Variable laser modulation	Increases printing plate transfer speed and efficiency

Intelligent data center	Enables files transfer to CTP system through a network

Open data interface	Customizes workflow control and monitoring

User-friendly interface	Ensures simple and safe operation

Plate compatibility	Enables use of different types of printing plates

Recognition for our Products

We have received over 20 technology awards, recognitions of achievement or endorsements from the Chinese government, various industry associations and consumer interest associations for our technological achievement as well as quality and reliability of our products. In addition, our offset printing equipment has been endorsed by the China Consumer Protection Fund as reliable products. We did not and do not have any affiliation with these associations.  These associations did not receive any compensation from us for these awards, recognitions of achievement or endorsements.

Intellectual Property

Our copyrights, trademarks, trade secrets and other intellectual property rights are critical to our business. We rely on trademark and copyright laws, trade secret protection, non-competition and confidentiality and/or licensing agreements with our executive officers, distributors, research and development personnel and others to protect our intellectual property rights. Other than as described herein, we do not possess any licenses to use third party’s intellectual property rights nor do we license to third parties any intellectual property rights we own.

As of June 30, 2008, we had four patents registered with the China Patent Bureau (1) a vacuum chamber paper sheet lifting and advancing device, expiring on May 22, 2013, (2) a single-fiber field pattern used in multicolor press imaging systems, expiring on May 22, 2013, (3) a print appearance design, expiring on January 31, 2015 and (4) an automatic printing oil cleaning device for presses, expiring on September 25, 2010. We also had four additional patents pending registration with the China Patent Bureau, as of June 30, 2008.

The protection afforded to our intellectual property rights may be inadequate. It may be possible for third parties to obtain and use, without our consent, intellectual property that we own or are licensed to use. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business. See “Item 1A. Risk Factors—Risks Related to Our Business—Failure to protect our proprietary technologies or maintain the right to certain technologies may materially and adversely affect our ability to compete.”

We may also be subject to litigation involving claims of patent infringement or violation of other intellectual property rights of third parties. In 1999, we implemented and continue to follow a procedure under which our product development teams are required to conduct a patent search of Chinese patents at the beginning of the product development process for each product. Typically, our research and development team conducts this search with guidance and oversight from our in-house patent team. A product development project is approved only if the result of the patent search indicates that development of the proposed product will not infringe on any third party intellectual property rights. We believe that our risk of infringing third party intellectual property rights can be effectively reduced by our adherence to these procedures. To date, we have neither been sued on the basis of alleged infringement of third party intellectual property rights nor have we received any notification from third parties alleging infringement of their intellectual property rights. However, due to the complex nature of offset printing technology patents and the uncertainty of construing the scope of these patents, as well as the limitations inherent in our patent searches, the risk of infringing on third party intellectual property rights cannot be fully eliminated. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.”

Research and Development

Research and Development Team

We believe quality product design is an important factor in maintaining our competitiveness in the offset printing equipment market. As of June 30, 2008, our research and development team included 124 researchers, engineers and technicians working at our research and development and technical support center at Langfang Duoyuan and 69 technicians working at our Hunan Duoyuan technical support center. The research and development team at Langfang Duoyuan focuses on designing and building prototypes for new products, as well as improving the functionality of existing products, with particular focus on our pre-press and small format press products. The technical support team at Hunan Duoyuan focuses on testing prototypes and improving production efficiency, with particular focus on our large format press products. Since Hunan Duoyuan is also our in-house production base for certain key components used in our products, the technicians at Hunan Duoyuan also engage in development and improvement of steel foundry casting techniques and mechanical processing techniques. Our research and development efforts have led to four patents in China, as of June 30, 2008, covering a wide range of offset printing equipment.

The quality of our product design is based on a strong research and development team staffed with experienced researchers, engineers and technicians. The expertise of our research and development team covers a broad range of disciplines, including printing, image processing, mechanical engineering, automation and computer sciences. We believe we have a strong and balanced research and development team and are not dependent on a small number of key researchers. Almost all of the members of our research and development team have obtained at least a bachelor’s degree and the majority of the members of our research and development team have been with us for over five years.

In addition to improving our existing product offerings, our research and development efforts also focus on the development of new products, as well as the development of new production methodologies to improve our manufacturing processes. We follow advanced project selection procedures prior to the development of new products, including the use of detailed market and technological analyses.

Our research and development team utilizes advanced design and test tools such as three-dimensional design software and digital simulation platforms, to test our product designs. We can design specific offset printing equipment components using three dimensional design software and export the designs directly onto the simulation platform before testing them in real world settings. All new products are subject to rigorous testing prior to commencement of commercial production, and prototypes are often delivered to end-user customers for their trial use. We begin manufacturing new products only after the prototypes from trial production pass our internal quality inspection and achieve favorable end-user customer satisfaction. This integrated approach allows us to identify potential difficulties in commercializing a product, and make appropriate adjustments to develop cost efficient manufacturing processes prior to mass production.

We recognize the importance of customer satisfaction with our newly developed products and continue to seek feedback from our end-user customers even after the formal launch of a product. Feedback from our major end-user customers, collected by our sales and service professionals, are categorized and prioritized, then forwarded to our research and development team to evaluate for research potential. We believe this process keeps us in touch with our end-user customers’ needs and improves our design efficiency, consistency and accuracy.

End-User Customers

Our end-user customers are diverse, operating in different industries, including publishing, commercial printing and packaging. Sales to end-user customers in China accounted for more than 98% of our revenue for the years ended June 30, 2006, 2007 and 2008. According to our distributors, sales to end-user customers outside of China accounted for less than 2% of our revenue for the same periods. These sales were accomplished through our Chinese distributors, with the support of our sales and marketing team. Our distributors have informed us that we have not had a significant change in the composition of our end-user customer base from year to year.

We offer a range of products to our end-user customers, who have varying printing needs and purchasing budgets. Our ability to offer a wide range of solutions, in terms of pricing and technological sophistication, is one of our competitive advantages. The following table describes our solution package offerings:

Solutions	End-User Customer Printing Needs	Featured Products

Economy(1)	Transitional printing needs to upgrade to offset printing from type-set printing	Plate developer and single color small format presses

Standard(2)	General commercial printing needs	CTP system and single color small format presses

Premium(2)	High-quality printing needs involving thick paper	CTP system, single color small format presses and multicolor small format presses

Note Printing(3)	Commercial note printing needs involving extra-thin paper	CTP system and single color small format presses

Multicolor(2)	High-quality multicolor printing needs	CTP system and multicolor (small and large format) presses

Advanced(2)	High quality and time-sensitive multicolor printing needs	CTP system and multicolor (small and large format) presses

Packaging(1)	Package printing needs	Single color (small and large format) presses and multicolor (small and large format) presses
______________________________
(1)	We plan to include our automatic paper cutter in this solution package when we introduce this product into the market in 2011.
(2)
We also offer a complimentary plate developer to our CTP system in this solution package. We plan to include our automatic booklet maker and automatic paper cutter in this solution package when we introduce these two products into the market in 2011.

(3)
We also offer a complimentary plate developer to our CTP system in this solution package. We plan to include our automatic paper cutter in this solution package when we introduce this product into the market in 2011.

End-User Customer Service and Support

Together with our distributors, we offer sales and post-sales services to our end-user customers. Our distributors handle common post-sales issues for our end-user customers, and we assist our end-user customers with more sophisticated and complex issues. Our service team includes personnel from our sales, service and research and development departments to ensure timely installation and operation of our products at the end-user customers’ sites.

Our local representatives consult with our end-user customers and distributors to customize a best-fit printing solution based on the end-user customers’ individual printing needs, as well as such end-user customers’ budget considerations. After product delivery, our distributors are responsible for installation and configuration. After our products are installed and operating at the end-user customer’s site, our service team provides training and technical support to our distributors to ensure satisfactory test runs of our products. For those who purchase our single color large format presses and multicolor large format presses, we may keep service staff at our distributor sites for up to two weeks to assist with meeting end-user customers’ needs and to provide in-depth training to our distributors. We provide this service team staffing upon distributor’s request.

To generate good relationships with our end-user customers, we provide certain services to them during the one year warranty period. During the warranty period, we provide training, technical support, warranty and repair services for complex technical issues. Our local representative offices make good efforts to distribute replacement components to distributors and/or end-user customers within 24 hours of such request. We also provide regular overhaul and upgrade services during the warranty period. Our service team also solicits end-user customer feedback and forwards the feedback to our research and development team to evaluate for product research potential. We believe this integral part of our post-sales service helps us determine market needs and changing end-user customer demands.

As of June 30, 2008, we had more than 200 marketing, sales and service professionals providing customer service and support in over 60 cities and 28 provinces in China. Of these employees, 24 were maintenance technicians.

Competition

We operate in a competitive industry characterized by demanding technological requirements and evolving industry standards. We compete primarily on the basis of our brand recognition and industry reputation, comprehensive product offerings, quality and performance of our products, established distribution network, research and development capacities and competitive cost advantage. As a result of generally lower operating, labor and raw material costs in China, we are able to charge lower prices compared to our international competitors while maintaining comparable product quality. Our efforts to produce a substantial majority of our key components in-house allow us to lower our raw materials and component costs, reduce our dependency on key suppliers and improve our workflow and quality control.

Small Format Press Producers

We believe there are three tiers of products in China’s single color small format and multicolor small format press sector, namely top tier, middle tier and bottom tier. Top tier products generally feature (1) advanced structural or mechanical designs, (2) advanced automation, (3) higher efficiency and (4) high print quality. We believe top tier small format press manufacturers focus on developing strong internal research and development capacities. We believe that as the market demand for advanced offset printing equipment increases, the market share occupied by top tier Chinese manufacturers will also increase. In addition to us, other top tier Chinese manufacturers in the small format press sector include Yingkou Gronhi Offset Printing Machinery Co., Ltd., Yingkou Saxin Printing Machine Co., Ltd, Liaoning Dazu Guanhua Printing Equipment Co. Ltd., Weifang Huaguang Precision Printing Machinery Co., Ltd., Shandong Weihai Hamada (JV) Printing Machinery Co., Ltd. and Shandong Weihai Printing Machinery Co., Ltd.

Among our international competitors in the small format press sector, we believe Heidelberger Druckmaschinen AG is one of the few German producers, with Japanese producers supplying most of the single color small format presses and multicolor small format presses in the international market. The major Japanese small format press producers include Hamada Printing Press Co., Ltd. and Ryobi, Ltd.

Large Format Press Producers

There are a few Chinese companies producing single color large format presses and many of these companies are not capable of producing multicolor large format presses. Major Chinese producers in the large format press sector include Beiren Printing Machinery Holdings Limited, Shanghai Electric Group Printing & Packaging Machinery Co., Ltd. and Jiangxi Zhongjing Group Co., Ltd.

Our competitors in the large format press sector are mainly international companies that include German and Japanese producers. The major international producers include Heidelberger Druckmaschinen AG, Man Roland Druckmaschinen AG, Koenig & Bauer Group (KBA), Mitsubishi Heavy Industries, Ltd. and Komori Corporation. Other important international manufacturers include Shinohara Machinery Co. Ltd., Sakurai Graphic Systems Corp and Ryobi Ltd., as well as Adast a.s., the largest Eastern European manufacturer.

These international producers possess stronger research and development capabilities and enjoy established recognition in the global market. Their products are more user friendly to serve the sophisticated needs of high-end customers. We believe, however, that their products are typically priced higher than our products.

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

Employees

As of June 30, 2008, we had 1,325 employees, with 271 employees at Duoyuan China, 357 employees at Langfang Duoyuan and 697 employees at Hunan Duoyuan. The table below sets forth the aggregate number of employees in our three Chinese subsidiaries categorized by function and the percentage of each category of our total employees as of June 30, 2008:

Functions	Employees	Percentage
Management	171	12.9%
Sales and Marketing	213	16.2%
Production	748	56.4%
Research and Development	193	14.5%
Total number of employees	1,325	100.0%

We believe we have good relationships with our employees, and we have not experienced any significant labor disputes. The labor union of Duoyuan China maintains a cooperative relationship with us.  We are not a party to any collective bargaining agreement and our employees are not represented by any collective bargaining agreement. All our employees are based in China and are full-time. Most of our employees have executed employment agreements governed by PRC law. These employment agreements are for one year terms and may be renewed upon notice from the employee and with our consent. We adopted a new form of employment contract pursuant to the PRC Labor Contract Law, which became effective on January 1, 2008, after the current employment contracts expired. After ten years of employment, an employee may enter into an employment agreement with us for an indefinite period of time. We may terminate employees for cause, without notice or severance. If we terminate employment due to economic downturn or performance related reasons, we are obligated to give 30 days advance notice or pay one month’s salary as severance in lieu of notice. In addition, we may pay additional severance in the amount of one month’s salary for each year that an employee has served with us, capped at a maximum of 12 months’ salary as severance. An employee may resign without good reason upon one month’s notice, or resign for good reason without notice.

As required by PRC regulations, we participate in various employee benefit plans implemented by municipal and provincial governments, including pension, work-related injury insurance, medical insurance, unemployment insurance and housing funds. We make contribution to these employee benefit plans at specified percentages of the salaries, bonuses, and certain allowances we pay to our employees, capped at maximum amounts determined by the local government from time to time.

We may incur additional labor costs due to the implementation of the PRC Labor Contract Law that became effective on January 1, 2008. For details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.”

Item 1A.	Risk Factors.

An investment in our shares involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with the other information included in this Annual Report, including the matters discussed under “PART 1 — Special Note Regarding Forward-Looking Statements,” our consolidated financial statements and the accompanying notes, before you decide to invest in our shares. The market price of our shares could decline due to any of these risks, in which case you could lose all or part of your investment. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from those of the United States. Our business, financial condition or results of operations could be materially and adversely affected by any of the risks discussed below and any others that are not presently foreseeable to us. This discussion contains forward-looking statements.

Risks Related to Our Business

We conduct all of our operations through our Chinese subsidiaries, and our performance will depend upon the performance of our subsidiaries.

We have no operations independent of those of our Chinese subsidiaries, namely Duoyuan China, Langfang Duoyuan and Hunan Duoyuan. As a result, we are dependent upon the performance of our subsidiaries and will be subject to the financial, business and other factors affecting our subsidiaries as well as general economic and financial conditions. As all of our operations are conducted through our subsidiaries, we are dependent on their cash flows to meet our obligations and our performance depends on their performance.

Claims by our shareholders are subordinate to existing and future liabilities and obligations of our Chinese subsidiaries.

Because all of our assets are held by our Chinese subsidiaries, the claims of our shareholders will be structurally subordinate to all existing and future liabilities and obligations and trade payables of our Chinese subsidiaries. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our Chinese subsidiaries’ will be available to satisfy the claims of our shareholders only after all of our subsidiaries’ liabilities and obligations have been paid in full.

The market for offset printing equipment is very competitive, and if we are unable to compete successfully, our business may be materially and adversely affected.

The offset printing equipment industry is extremely competitive and is characterized by rapid technological changes. Our products compete against those offered by several top-tier Chinese and international companies, particularly German and Japanese companies.

•
Small Format Press Producers.  Our competitors in the small format press market in China include Chinese companies such as Yingkou Gronhi Offset Printing Machinery Co., Ltd., Yingkou Saxin Printing Machine Co., Ltd, Liaoning Dazu Guanhua Printing Equipment Co. Ltd., Weifang Huaguang Precision Printing Machinery Co., Ltd., Shandong Weihai Hamada (JV) Printing Machinery Co., Ltd. and Shandong Weihai Printing Machinery Co., Ltd. Our international competitors include Heidelberger Druckmaschinen AG, a German company, and Hamada Printing Press Co., Ltd. and Ryobi, Ltd., two major Japanese small format press manufacturers.

•
Large Format Press Producers. Our competitors in the large format press market in China include Chinese companies such as Beiren Printing Machinery Holdings Limited, Shanghai Electric Group Printing & Packaging Machinery Co., Ltd. and Jiangxi Zhongjing Group Co., Ltd. Our international competitors include German manufacturers such as Heidelberger Druckmaschinen AG, Man Roland Druckmaschinen AG, and Koenig & Bauer Group (KBA) and Japanese manufacturers such as Mitsubishi Heavy Industries, Ltd., Komori Corporation, Shinohara Machinery Co. Ltd., Sakurai Graphic Systems Corp. and Ryobi Ltd.  Adast a.s., one of the largest Eastern European manufacturer, is another international competitor.

Some of our competitors, particularly our international competitors, have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. Because of this, we may not be able to successfully increase our market penetration or our overall share of the printing equipment market in China or internationally. In addition, companies not currently in direct competition with us may introduce competing products in the future. Although we attempt to develop and introduce innovative products to meet customers demand, products or technologies developed by other offset printing equipment suppliers could render our products or technologies obsolete or noncompetitive. Customers may defer or change their purchasing decisions in anticipation of the introduction of new products or the actual introduction of new products by us or our competitors.

Increased competition may result in price reductions, increased sales incentive offers, lower gross margins and loss of market share, which could require us to increase investments in research and development, sales and marketing efforts, and other means of market expansion. Our competitors’ products may be more competitive in terms of market acceptance, price, quality and performance. We may be adversely affected if we are unable to maintain current product cost reductions or achieve future product cost reductions, including warranty costs.

If we fail to address any of these competitive challenges and we are unable to compete successfully, there could be a material adverse effect on our business, financial condition and operating results.

We face risks and difficulties due to our recent growth.

We will continue to encounter risks and difficulties in connection with our significant growth, including our potential failure to:

•	implement, adapt or modify our business model and strategy;

•	manage our investments in new businesses and facility expansion or construction, including the cold-set corrugated printing press factory at Langfang Duoyuan that we intend to build;

•	maintain our current and develop new relationships with distributors;

•	manage our expanding operations and product offerings;

•	maintain adequate control of expenses, inventory and receivables;

•	attract, retain and motivate qualified personnel;

•	protect our reputation and enhance customer loyalty;

•	implement additional and improve existing administrative, financial and operations systems, procedures and controls; and

•	anticipate and adapt to changes in the offset printing industry, government regulations, technology and other competitive and market dynamics.

If we fail to successfully deal with these risks and difficulties due to our recent growth, we could fail to achieve our revenue targets and could experience disruptions in our business, any of which could materially affect our business, financial condition and results of operation.

We may be unsuccessful in developing and selling new products or in penetrating new markets for which we have limited experience, including the post-press market.

Our revenue growth has been primarily from sales of our press products. Our future success depends, in part, on our ability to develop and sell new press products, as well as new pre-press and post-press products in a cost-effective and timely manner. We continually evaluate expenditures for planned product developments and choose among alternatives based upon our expectations of future market trends.

We may expand into business areas for which we do not have significant experience. One area of planned expansion is the cold-set corrugated printing press product line, which we expect to begin commercial production and sale by the end of 2010. Many factors, some of which are beyond our control, could materially and adversely affect our ability to turn this and other products into profitable businesses, including:

•	our limited experience in these new businesses;

•	the existence of larger more established competitors;

•	our potential inability to sell new products to existing end-user customers or to locate new end-user customers;

•	the timing and completion of our introduction of new designs;

•	the quality, price and performance of our products and those of our competitors;

•	our customer service capabilities and responsiveness; and

•	any unexpected expenses and costs related to the expansion.

Failure to effectively manage these factors may result in our inability to successfully develop new products and expand into new markets, including the post-press market, which could materially and adversely affect our financial condition and results of operations and result in a loss of business opportunities.

We depend on distributors for all of our revenue and will rely on adding distributors for most of our revenue growth. Failure to maintain relationships with our distributors or to otherwise expand our distribution network could negatively affect our ability to effectively sell our products.

We depend on distributors for all of our revenue. We do not have long-term distribution agreements, and most distribution agreements have one-year terms. As our existing distribution agreements expire, we may be unable to renew with our desired distributors on favorable terms or at all. We compete for quality distributors with both our international and Chinese competitors. In addition, we rotate our sales and marketing personnel among the seven regional markets periodically to reduce our reliance on any single employee’s relationship with distributors in any market. This practice may make us less attractive to some distributors. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products.

Our distributors have reduced or terminated their purchases in the past, and could reduce or terminate their purchases in the future, which could materially and adversely affect our business.

We do not have long term distribution agreements with our distributors, who could reduce their purchases or cease purchasing our products altogether. If major distributors elect to purchase products from another manufacturer, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivables and inventory related to products we have manufactured for these distributors. In addition, any decline in demand for our products, including any negative development affecting our major distributors or the printing industry in general, would likely harm our sales and operating results.

A substantial portion of our backlog is scheduled for delivery within 90 days or less, and our distributors may cancel or change their purchase orders or delivery times for products they have ordered from us without penalty. In addition, a significant portion of our operating expenses are fixed in advance based on projected sales. Accordingly, if sales are below expectations in any given quarter, the resulting impact on our business, financial conditions and operating results will be more significant given our inability to adjust spending in the short term to compensate for this shortfall.

If the market for printing equipment does not grow at the rate we expect or at all, including due to a decrease in the demand for commercial printing services, our revenue and profitability may be materially and adversely affected.

We derive all of our revenue from sales of our products to distributors in China. The development of our business depends, in large part, on continued growth in the demand for quality printing equipment in China, including demand driven by providers of commercial printing services in China and on the maintenance or growth of the general selling prices of pre-press, press and post-press products in the market. Although the Chinese printing equipment market has grown rapidly, the growth may not continue at the same rate or at all.

A variety of factors, including economic, regulatory, political and social instability, could contribute to a decrease in the demand for quality offset printing equipment or commercial printing services. In addition, we believe the average price charged for regular and low-end commercial printing services has been decreasing. We also believe that the average selling price of press products, particularly the less sophisticated single color printing equipment, has been decreasing. If there is a decrease in the demand for or the price of offset printing equipment, including as a result of decreased demand for commercial printing services, our revenue and profitability may be materially and adversely affected.

If we fail to accurately project demand for our products, we may encounter problems of inadequate supply or oversupply, which may materially and adversely affect our business, financial condition and operating results.

Our distribution agreements contain annual sales targets for each distributor, and we take such targets into account when we formulate our overall operation plans.  We forecast demand for our products based on rolling projections from our distributors. The varying sales and purchasing cycles of our distributors, however, make it difficult for us to forecast future demand accurately.

If we overestimate demand, we may purchase more raw materials or components than required. If we underestimate demand, our third party suppliers may have inadequate raw material or product component inventories, which could interrupt our manufacturing, delay shipments and result in lost sales. In particular, we are seeking to reduce our procurement and inventory costs by matching our inventories closely with our projected manufacturing needs and by deferring our purchase of raw materials and components, from time to time, in anticipation of supplier price reductions. If we have excess products, we may need to lower prices to stimulate demand. We also risk new material inventory obsolescence if we do not sell components before the end of their shelf life. As we seek to balance inventory cost savings and production flexibility, we may fail to accurately forecast or meet demand. Our inability to accurately predict and timely meet our demand could materially and adversely affect our business, financial condition and operating results.

If we cannot obtain sufficient raw materials and components that meet our production demand and standards at a reasonable cost, or at all, our business may be materially and adversely affected.

The key raw materials and components used in the manufacturing of our products are steel, iron and electronic components. We produce a substantial majority of our key components in-house at our Hunan Duoyuan facility. We purchase all other raw materials and components from Chinese suppliers.

For the years ended June 30, 2006, 2007 and 2008, purchases from our largest supplier accounted for 13.3%, 9.5% and 8.8% of our total raw materials and component purchases, respectively. For the same periods, our ten largest suppliers combined accounted for 59.0%, 54.6% and 55.7% of our total raw materials and component purchases, respectively. If any supplier is unwilling or unable to provide us with  raw materials and components in the required quantities and at acceptable costs and quality, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our end-user customers, which could impact our ability to purchase raw materials and components.

Our inability to find or develop alternative supply sources for raw materials or components that meet our production demand and standards could result in production delays or reductions as well as shipment delays. The prices of our raw materials and components could also increase, and we may not be able to pass these price increases on to our end-user consumers. For example, steel prices in China decreased during the year ended June 30, 2006 but increased significantly during the years ended June 30, 2007 and 2008. Should any of these events occur, our business may be materially and adversely affected.

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

Our ability to manage the activities of our independent distributors is limited. Our distributors could take one or more of the following actions, any of which may have a material adverse effect on our business, prospects and brand:

•	sell products that compete with our products, possibly including counterfeit products with the “Duoyuan” name;

•	sell our products outside their designated territory, possibly in violation of the distribution rights of other distributors;

•	fail to adequately promote our products;

•	fail to provide proper training and service to our end-user customers; or

•	violate the anti-corruption laws of China, the United States or other countries.

Failure to adequately manage our distribution network or non-compliance by distributors with our distribution agreements could harm our corporate image among our end-user customers and disrupt our sales, which could result in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our distributors, including violations of applicable law in connection with the marketing or sales of our products, such as the PRC anti-corruption laws and the United States Foreign Corrupt Practices Act, or the FCPA. In particular, we may be held liable under U.S. law for actions taken by our distributors even though all of our distributors are non-U.S. companies that are not subject to the FCPA. Our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products. If our distributors violate these laws, we could be required to pay damages or fines, which may materially and adversely affect our business, financial condition and results of operations. In addition, our brand, reputation, sales or the price of our shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our distributors.

We may be unable to successfully expand our manufacturing capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, and, if we fail to accurately gauge demand for our products or our product and customer initiatives fail, we may have overcapacity, which may materially and adversely affect our business.

We intend to upgrade our existing in-house production facilities for our key components and build a new factory at Langfang Duoyuan to manufacture cold-set corrugated printing presses, a post-press product. These projects may not be constructed on time or within budget. We may also experience quality control issues as we implement these manufacturing upgrades and ramp up production. Any material delay in completing these projects, or any substantial increase in costs or quality issues in connection with these projects, could materially and adversely affect our business, financial condition, results of operations and business opportunities.

Our decision to upgrade our existing production facilities and build the new cold-set corrugated printing press factory at Langfang Duoyuan is based on the sales of our current products and market trends. However, market demand could shift and result in lower than anticipated demand for and sales of our existing or future products, such as our cold-set corrugated printing presses. Our marketing initiatives to promote our existing and new products may not result in the anticipated level of customer demand, resulting in production overcapacity or excess inventory for us, which may have a material adverse effect on our profitability.

We are exposed to potential product liability claims that may be costly to defend against, and, if successful, may materially and adversely affect our business.

As a manufacturer of offset printing equipment, our business exposes us to product liability risks. Claims against us may also result from actions taken by our distributors over whom we exercise little to no control. The malfunctioning of our products could potentially cause financial loss, property damage or personal injuries. If our products are not properly designed or manufactured or if they do not perform adequately, we could be subject to claims for damages based on legal theories, including product liability. Product liability claims may be expensive to defend and may potentially result in large financial judgments being made against us, which could adversely affect our financial performance. We do not maintain liability insurance, so we are responsible for any expenses we might incur in connection with such claims. Even if a product liability or other claim is not successful, the adverse publicity, time and expense of defending such a claim may interfere with or negatively impact our business and materially and adversely impact our results of operations and reputation.

If we fail to meet evolving end-user customer demand and requirements for off-set printing equipment, including through product enhancements or new product introductions, or if our products do not compete effectively, our financial conditions and operating results may be negatively and adversely affected.

The offset printing equipment industry is characterized by evolving technological change, frequent new product developments, periodic product obsolescence, high industry standards, changing information technologies and evolving distribution channels. We must adapt quickly to changing technological, application and solutions needs and the introduction of new technologies and products offering improved features and functionality. We could incur substantial costs to keep pace with the technological changes and may fail to adapt to these changes.

Our future success largely depends on our ability to continuously develop new products with the quality levels our customers demand and new services to support them. Despite our investments in research and development, we may fail to develop new products. Our new products may not achieve market acceptance or be manufactured at competitive costs or in sufficient volume. Our failure to enhance our existing products and services or to develop and introduce new products and services that meet changing end-user customer requirements and evolving technological standards would adversely impact our ability to sell our products and our financial condition and operating results may be negatively and adversely affected.

Third party use of the “Duoyuan” trademark name may dilute their value and materially and adversely affect our reputation, goodwill and brand.

We have a license from Duoyuan Investments, our majority shareholder, wholly owned by Wenhua Guo, the chairman of our board of directors and chief executive officer, to use the “Duoyuan” trademark name. Duoyuan Investments, however, may license the “Duoyuan” trademark name to others for products unrelated to printing, which may create confusion regarding our brand. In addition, some of our distributors use the Chinese characters of our name, “Duoyuan,” in their company name, and we may be unable to prevent such use. The use of “Duoyuan” in the legal names of these distributors may confuse our end-user customers who may associate our name with the distributor and incorrectly believe our distributors are our affiliates. Due to ambiguities in Chinese intellectual property law, the cost of enforcement and our prior lack of enforcement, we may be unable to prevent third parties from using the “Duoyuan” trademark name.

We may undertake acquisitions which may have a material adverse effect on our ability to manage our business and may be unsuccessful.

Our growth strategy may involve the acquisition of new technologies, businesses, products or services or the creation of strategic alliances in areas in which we do not currently operate. These acquisitions could require that our management develop expertise in new areas, manage new business relationships and attract new types of customers. Furthermore, acquisitions may require significant attention from our management, and the diversion of our management’s attention and resources could have a material adverse effect on our ability to manage our business. We may also experience difficulties integrating acquisitions into our existing business and operations. Future acquisitions may also expose us to potential risks, including risks associated with:

•	integration of new operations, services and personnel;

•	unforeseen or hidden liabilities;

•	diversion of resources from our existing businesses and technologies;

•	inability to generate sufficient revenue to offset the costs of acquisitions; and

•	potential loss of, or harm to, relationships with employees or customers.

Any of these risks may have a material adverse effect on our ability to manage our business and the acquisitions may be unsuccessful.

If our efforts to expand into international markets are unsuccessful, our business and financial conditions could be materially and adversely affected.

Our long-term business strategy relies in part on establishing an international distribution network in parts of Africa, the Middle East and Asia. Risks affecting our international expansion include challenges caused by geographic distance, language, cultural differences and the burdens of complying with a wide variety of laws and regulations which differ from those to which we are accustomed, including:

•	international import and export legislation;

•	financial condition, expertise and performance of potential international distributors;

•	foreign tax consequences;

•	trade and tariff restrictions;

•	quotas; and

•	inability to effectively enforce contractual or other legal rights.

These risks could result in increased and unbudgeted costs associated with servicing international markets, which could in turn materially and adversely affect our business and financial condition.

Our business is capital intensive and our growth strategy may require additional capital which may not be available on favorable terms or at all.

We believe that our current cash and cash flows from operations will be sufficient to meet our present and reasonably anticipated cash needs to maintain current operations. We may, however, require additional cash resources due to changed business conditions, planned expansion of our manufacturing capacity and product offerings (for example, our plans to expand our existing property to build a cold-set corrugated printing press factory at Langfang Duoyuan) or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution of shareholders’ holdings. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Any interruption in our production process could materially impair our financial performance and adversely affect our relationships with our distributors.

Our manufacturing operations are complicated and integrated, involving the coordination of raw materials and components (some purchased from third parties), internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delay. For example, due to increased demand for our multicolor (small and large format) presses, we transferred some of our employees from the single color press production line to the multicolor press production line. Production of multicolor (small and large format) presses involves a more complicated manufacturing process that required additional training for these transferred employees and ultimately resulted in some production delays. We manufacture, assemble and store almost all of our products, as well as conduct most of our research and development activities, at our manufacturing facilities. We do not maintain back-up facilities, so we depend on our manufacturing facilities for the continued operation of our business. A natural disaster or other unanticipated catastrophic event, including power interruption, water shortage, storm, fire, earthquake, terrorist attack or war, could significantly impair our ability to manufacture our products and operate our business and delay our research and development activities. Our facilities and certain manufacturing equipment would be difficult to replace and could require substantial replacement time. Catastrophic events may also destroy our inventory. The occurrence of such an event could materially and adversely affect our business and operations. In addition, any interruption in our production, even if temporary, could delay our delivery to our distributors, who deliver to end-user customers. Any production interruption and/or delivery delays could negatively affect our business and potentially our reputation. Any interruption of our business operations could have a material adverse effect on our business, financial condition and operating results and may negatively affect our relationships with our distributors.

We may be unable to sustain our recent profitability and growth rates.

Prior to fiscal 2005, we were not profitable. Our revenue grew from $26.5 million in fiscal 2005 to $43.7 million in fiscal 2006 to $67.8 million in fiscal 2007 to $89.6 million in fiscal 2008. Although our sales have increased rapidly in recent years, we expect that our operating expenses will increase as we expand, and we may not maintain or increase our profitability. Some of the factors which may contribute to our inability to sustain our recent profitability and growth include:

•	competitors offering comparable products at lower prices;

•	decreases in the average selling prices of our products, particularly our single color presses;

•	superior product innovations by competitors;

•	rising raw materials and manufacturing costs;

•	changes in our management and key personnel; and

•	increased operating expenses relating to research and development, sales and marketing efforts and general and administrative expenses as we seek to grow our business.

As a result of these and additional factors, we may experience lower revenue and higher expenses and we may therefore fail to maintain our recent profitability and growth rates, achieve our revenue targets, limit our operating expenses and/or remain profitable in the future.

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

Environmental claims or failure to comply with any present or future environmental regulations may require us to spend additional funds and may materially and adversely affect our business.

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

In connection with the construction of our Langfang Duoyuan facility, which became operational in October 2000, we obtained the required environmental protection assessment. We were also required to obtain a pollutant discharging permit from the governmental authorities in connection with the discharge of certain pollutants prior to commencing operations. We have not received this permit yet. Pursuant to the Regulations of Hebei Province on the Administration and Supervision of Environmental Pollution Prevention, effective March 1, 2008, our failure to timely obtain this permit may result in us being reprimanded by the relevant governmental authorities, which may result in a monetary fine in an amount equal to three times any illegal gains, or RMB5,000 to RMB10,000, if we have no illegal gains, subject to the discretion of the governmental authorities. If we are deemed to have materially violated the regulation regarding the discharge of pollutants, the governmental authorities may order us to comply with the regulation within a time limit. If more stringent regulations are adopted in the future, the related compliance costs could be substantial. Any failure by us to control the use or adequately restrict the discharge of hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations.

The loss of key personnel, failure to attract or retain specialized technical and management personnel and recent replacements of our chief financial officer could materially and adversely affect our business.

We rely heavily on the services of our key personnel, including Wenhua Guo, the chairman of our board of directors and chief executive officer, Xiqing Diao, our chief operating officer, and Yubao Wei, our chief technology officer, each of whom are a significant asset to us. Our future success will depend on our ability to retain these key personnel and attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. Competition for such key personnel, particularly technical personnel, is intense in the offset printing equipment industry, and we may fail to attract and retain a sufficient number of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us.  If additional personnel are required for our operations in the future, we may not be able to obtain the services of additional personnel necessary for our growth.

Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations, which could harm our business. During the year ended June 30, 2008, we lost the services of Gene Michael Bennett and William Milewski, who served as our chief financial officers from July 19, 2007 to December 20, 2007 and from March 1, 2008 to May 21, 2008, respectively. From December 20, 2007 to March 1, 2008, Baiyun Sun served as our interim chief financial officer, and she has been serving as our interim chief financial officer and controller since May 21, 2008. We are actively seeking to hire a permanent chief financial officer, and we will make the required announcement when the process is completed. From December 2007 through March 2008 and from May 2008 through the present, we did not and presently do not have a permanent chief financial officer. During these transition periods, certain of our projects were subject to delay or put on hold which may have a material adverse effect on our financial condition and operating results.

In addition, if any of our key personnel joins a competitor or forms a competing company, we may not be able to replace them easily and we may lose customers, business partners, key professionals and staff members as a result. All of our key personnel have entered into employment agreements with us, which include confidentiality and non-disclosure provisions. However, if any disputes arise between these key personnel and us, it is not clear, in light of uncertainties associated with the Chinese legal system, what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets. See “—Risks Related to Doing Business in China—Uncertainties with respect to the Chinese legal system could limit the legal protections available to our shareholders and us.”

Failure to protect our proprietary technologies or maintain the right to certain technologies may materially and adversely affect our ability to compete.

We believe that the protection of our intellectual property rights will continue to be important to the success of our business. We rely on a combination of patent, copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. We have also entered into confidentiality or license agreements with our employees, business partners and other third parties. We have implemented procedures to control access to and distribution of documents and other proprietary information. These efforts may fail to adequately protect our intellectual property rights. Further, these agreements do not prevent others from independently developing technologies that are equivalent or superior to our technology. In addition, unauthorized parties may attempt to copy or otherwise obtain and use our proprietary technology. Monitoring unauthorized use of technology is difficult, particularly in China, where the laws may not protect our proprietary rights as fully as do the laws of the United States.

As of June 30, 2008, we had four patents registered and four patent application pending registration in China. Patents might not be issued for our pending applications, and any issued patents may not protect or benefit us or otherwise give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable or provide only limited protection for our technologies. We also cannot be certain that others will not design around our patented technology, independently develop our unpatented proprietary technology or develop effective competing technologies on their own.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

We rely upon certain proprietary confidential information, trademarks, unpatented know-how, unpatented trade secrets and improvements and continuing technological innovation to develop and maintain our competitive position. In addition, as of June 30, 2008, we had four patents that we use in our business and four patent application pending registration. Competitors may claim that one or more of  our products or our various processes infringe upon their patents or other intellectual property. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our affected products or otherwise limit our freedom to operate. The legal protection of intellectual property in China is significantly more limited than in the United States and many other countries and may afford us little or no effective protection.

Technologies licensed to and relied on by us may be subject to infringement or corresponding claims by others which could damage our ability to rely on such technologies. In addition, although we endeavor to ensure that companies that work with us possess appropriate intellectual property rights or licenses, we cannot fully avoid the risks of intellectual property rights infringement created by suppliers of components used in our products or companies with which we collaborate on research and development activities. Our current or potential competitors, many of which have substantial resources and have made substantial investments in competing technologies, may have obtained or may obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products in China or other countries. The defense of intellectual property claims, including patent infringement suits, and related legal and administrative proceedings can be both costly and time-consuming and may significantly divert the efforts and resources of our technical and management personnel. Furthermore, an adverse determination in any such litigation or proceeding to which we may become a party could cause us to:

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

We have not held any annual shareholder meetings since we acquired Duoyuan China in 2006, and as a result, our shareholders have limited ability to exercise their voting rights.

We have not held an annual meeting of shareholders since we acquired Duoyuan China in 2006. Under Wyoming law, the district court of the county in which a corporation’s principal office is located may summarily order a meeting be held upon application of any member or other person entitled to participate in an annual or regular meeting, if an annual meeting was not held within fifteen months after the corporation’s last annual meeting. Because we have not held regular shareholders’ meetings, our shareholders’ ability to exercise their voting rights may be limited.

Wenhua Guo, the chairman of our board of directors and chief executive officer and beneficial owner of 70.25% of our common shares, has substantial influence over us, and his interests may not be aligned with the interests of our other shareholders.

Wenhua Guo, the chairman of our board of directors and chief executive officer, beneficially owns 70.25% of our outstanding common shares. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, which may at times conflict with the interests of our other shareholders. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended.

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent auditors.

We are required by the Securities and Exchange Commission to include a report of management on our internal control over financial reporting in our annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting and the operating effectiveness of our internal controls. Our management has concluded that our internal control over our financial reporting is not effective and has material weaknesses. Our independent registered public accounting firm is not yet required to attest to our management’s assessment, but once it is required to do so it may issue a report that is qualified if it is not satisfied with our controls at that time or the level at which our controls are documented, designed, operated or reviewed. We have identified significant deficiencies or material weaknesses in our internal controls that we may not be able to remediate in a timely manner, and investors and others may lose confidence in the reliability of our financial statements. We can provide no assurance that we will be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, be able to rectify the material weaknesses we have identified or will receive a positive attestation from our independent auditors in the future. Any of these possible outcomes could result in loss of investor confidence in the reliability of our reporting processes, which could adversely affect the price of our shares.

The termination and expiration or unavailability of preferential tax treatments once available to us may materially and adversely affect our business.

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

Effective January 1, 2008, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law, or New EIT Law. The New EIT Law generally imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatments available under the previous tax laws and regulations, subject to the State Council’s further regulation. According to the New EIT Law and relevant implementation rules, the specific foreign invested enterprises which used to enjoy a tax holiday in accordance with the state laws, regulations or the relevant rules will continue to enjoy it under the new tax law until the expiration of such tax holiday. As a result, on the condition that Duoyuan China is deemed to be qualified for the preferential tax treatments discussed above by the relevant tax authority, Duoyuan China will continue to enjoy the 50% tax reduction for the calendar year 2008 with an applicable income tax rate of 12.5%. Beginning on January 1, 2009, Duoyuan China will be subject to the 25% income tax rate. Our other two subsidiaries, Langfang Duoyuan and Hunan Duoyuan, were both granted five-year income tax eliminations beginning with their first profitable year, by the relevant local governments. However, these tax preferential treatments granted by the local governments were not supported by relevant state laws and regulations, thus Langfang Duoyuan and Hunan Duoyuan may be ordered by relevant authorities to refund these tax benefits. Langfang Duoyuan became subject to the 25% income tax rate beginning on January 1, 2008. Pursuant to the tax preferential treatments granted by the local government, Hunan Duoyuan will become subject to the 25% income tax rate beginning on January 1, 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Taxes and Incentives.”

The newly enacted PRC tax law affects tax exemptions on dividends received by us and increases the enterprise income tax rate applicable to us.

We are a company incorporated in the State of Wyoming, United States. We conduct all of our business through our Chinese subsidiaries and we derive all of our income from these subsidiaries. According to the PRC enterprise income tax law applicable prior to January 1, 2008, dividends derived by foreign legal persons from business operations in China were exempted from the Chinese enterprise income tax. However, such tax exemption may cease after January 1, 2008, when the new PRC Enterprise Income Tax Law and its implementation rules became effective. Under the New EIT Law, if we are not deemed to be a resident enterprise for Chinese tax purposes, a 10% withholding tax rate would be applicable to any dividends paid by our Chinese subsidiaries to us. However, if we are deemed to have a “de facto management organization” in China, we would be categorized as a resident enterprise for Chinese tax purposes and thus would be subject to an 25% enterprise income tax rate on all of our income. According to the Implementing Rules of PRC Enterprise Income Tax Law, “de facto management organization” means organizations implementing substantive and comprehensive management and control over the production and business operations, staff, accounts and property of an enterprise. As substantially all members of our management are located in China, we may be considered a Chinese tax resident enterprise and therefore subject to an enterprise income tax rate of 25% on our worldwide income, excluding dividends received directly from another Chinese tax resident. As a result of such changes, our historical tax rates will not be indicative of our tax rates for future periods and the value of our common shares may be adversely affected.

We may be unable to ensure compliance with U.S. economic sanctions laws, especially when we sell our products to distributors over which we have limited control.

The United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, administers certain laws and regulations that impose penalties on U.S. persons and, in some instances, foreign entities owned or controlled by U.S. persons, for conducting activities or transacting business with certain countries, governments, entities or individuals subject to U.S. economic sanctions, or U.S. Economic Sanctions Laws. We will not engage in or fund, directly or indirectly, any activity or business with any country, government, entity or individual that U.S. Economic Sanctions Laws prohibit U.S. persons, or foreign entities owned or controlled by U.S. persons, from engaging in or funding. However, we sell our products through independent non-U.S. distributors which are responsible for interacting with the end-user customers of our products. Although none of these independent non-U.S. distributors are located in or conduct business with countries subject to U.S. economic sanctions such as Cuba, Sudan, Iran, Syria and Myanmar, we may not be able to ensure that such non-U.S. distributors comply with any applicable U.S. Economic Sanctions Laws. As a result of the foregoing, actions could be taken against us that could materially and adversely affect our reputation and have a material and adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Doing Business in China

Because our operations are all located outside of the United States and are subject to Chinese laws, any change in Chinese laws may materially and adversely affect our business.

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

Recent Chinese regulations relating to the establishment of offshore special purpose companies by Chinese residents may subject our Chinese resident shareholders to personal liability and limit our ability to acquire Chinese companies or inject capital into our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to distribute profits to us, or otherwise materially and adversely affect our business.

The State Administration of Foreign Exchange, or SAFE, issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies in October 2005, which became effective in November 2005, and an implementing rule in May 2007, collectively the SAFE Rules. According to the SAFE Rules, Chinese residents, including both legal persons and natural persons and Chinese citizens and foreign citizens who reside in China, are required to register with the SAFE or its local branch before establishing or controlling any company outside China, referred to in the SAFE rules as an “offshore special purpose company,” for the purpose of financing that offshore company with their ownership interests in the assets of or their interests in any Chinese enterprise. In addition, a Chinese resident that is a shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with the injection of equity interests or assets of a Chinese enterprise in the offshore company or overseas fund raising by the offshore company, or any other material change in the capital of the offshore company, including any increase or decrease of capital, transfer or swap of share, merger, division, long-term equity or debt investment or creation of any security interest. The SAFE Rules apply retroactively. As a result, Chinese residents who have established or acquired control of offshore companies that have made onshore investments in China in the past were required to complete the relevant registration procedures with the competent local SAFE branch. If any resident of China failed to file its SAFE registration for an existing offshore entity, any dividends remitted by the onshore entity to its overseas parent since April 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result of any illegal action of this type, both the onshore entity and its actual controlling person(s) can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore entity. Chinese resident shareholders of the offshore entity may also be subject to penalties under Chinese foreign exchange administration regulations.

Our majority shareholder, Duoyuan Investments, is wholly owned by Wenhua Guo, who is the chairman of our board of directors and chief executive officer and a Chinese citizen as defined in the SAFE Rules. We have asked Mr. Guo, and will ask our future shareholders and beneficial owners who are Chinese residents, to make the necessary applications and filings as required under Notice 75 and other related rules. Mr. Guo has submitted the application and the review process is underway but not yet complete as he has not yet received his registration certificate, so we cannot provide any assurances that  he can obtain such SAFE registration. Moreover, due to uncertainty concerning the reconciliation of Notice 75 with other approval or registration requirements, it remains unclear how Notice 75, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We will attempt to comply, and attempt to ensure that Mr. Guo and our future shareholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Notice 75 or other related rules. The failure or inability of our Chinese resident shareholders or beneficial owners to register with the SAFE in a timely manner pursuant to the SAFE Rules, or the failure or inability of any future Chinese resident shareholders or beneficial owners to make any required SAFE registration or comply with other requirements under the SAFE Rules, may subject these shareholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to pay dividends to us, repay shareholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

We may not be able to enforce our legal rights in China or elsewhere, and it may be difficult to serve us with legal process or enforce judgments against us or our management, which could materially and adversely affect our business.

Although we are incorporated in the State of Wyoming, United States, all of our operations are in China. Our operating subsidiaries are formed under Chinese law, and all of our assets are located in China. As a result, most of our material agreements are governed by Chinese law. Since all of our revenue is derived from our operations in China, our business, financial condition and results of operations are subject to legal developments in China. There is no assurance that we will be able to enforce any of our material agreements or that remedies will be available outside of China with respect to our material agreements. The legal system and enforcement of laws in China may not be as transparent as those in the United States. The Chinese judiciary is relatively inexperienced in enforcing corporate and commercial law, leading to a high degree of uncertainty regarding the outcome of any litigation. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Additionally, all of our officers and our directors reside outside of the United States. Because our operations, assets and officers and directors are located outside of the United States, it may not be possible for U.S. investors to enforce their legal rights, effect service of process upon our directors or officers or enforce civil or criminal judgments of U.S. courts against us or our directors and officers under U.S. federal securities laws. Moreover, we have been advised that China’s treaties do not provide for reciprocal recognition and enforcement of judgments by U.S. courts. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the federal securities laws of the United States.

We may have difficulty establishing adequate management, legal and financial controls in China, which could impair our planning processes and make it difficult to provide accurate reports of our operating results.

China has historically not followed Western-style management and financial reporting concepts and practices, and its access to modern banking, computer and other control systems has been limited. We may have difficulty hiring and retaining a sufficient number of qualified employees to work in China with skills in these areas. As a result, we may experience difficulty establishing management, legal and financial controls, collecting financial data, preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards. Consequently, it may be difficult for our management to forecast our needs and present accurate operating results.

The Chinese government could change its policies toward private enterprises, which could materially and adversely affect our business.

Our business is subject to political and economic uncertainties in China and may be adversely affected by its political, economic and social developments. Over the past several years, the Chinese government has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The Chinese government may not continue to pursue these policies or may alter them to our detriment from time to time. Changes in policies, laws and regulations, including their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business. Nationalization or expropriation could result in the total loss of our investment in China.

Economic, political and social conditions in China could materially and adversely affect our business.

All of our business, assets and operations are located in China. The economy of China differs from the economies of most developed countries in many respects, including government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. The economy of China has been transitioning from a planned economy to a more market-oriented economy. Although the Chinese government has recently implemented measures emphasizing the utilization of market forces for economic reform, reduction of state ownership of productive assets and establishment of sound corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry by imposing industrial policies. It also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Therefore, the Chinese government’s involvement in the economy could adversely affect our business, financial condition or operating results. The Chinese government has implemented various measures from time to time to control the rate of economic growth. Some of these measures benefit the overall economy of China, but may have a negative effect on our business, financial condition and operating results.

A slowdown in the Chinese economy may negatively affect our growth and profitability.

The Chinese economy on average grew approximately 9% per year for more than 25 years. Due to several factors, including those affecting the global economy as a whole, China’s economic growth may be less compared to its historical growth, which may have a negative effect on our business. The recent global economic recession, which began in early 2008 has caused the global financial markets to undergo pervasive and fundamental disruption and loss, has affected the Chinese economy. This global economic recession has led to an increased level of commercial and consumer delinquencies, decline in consumer confidence, increased market volatility and widespread reduction of business activity generally. Current global economic pressures may further negatively impact China’s economy. A worsening of  global economic conditions and/or reduced business activity would likely negatively affect the Chinese economy which may slow our growth and reduce or eliminate our profitability.

Government control of currency conversion and exchange rate fluctuations may materially and adversely affect our business.

All of our revenue and expenses are denominated in Renminbi, the currency of China. A portion of such revenue may be converted into other currencies to meet our foreign currency obligations. In addition, we incur approximately 1% of our expenses in foreign currencies, mostly for professional services such as auditors, attorneys and other intermediaries. Foreign exchange transactions under our capital account, including principal payments with respect to foreign currency-denominated obligations, continue to be subject to significant foreign exchange controls and require the approval of the SAFE in China. These limitations could affect our ability to obtain foreign exchange through debt or equity financing or to obtain foreign exchange for capital expenditures.

The Renminbi is reported to be measured against a basket of currencies determined by the People’s Bank of China. The Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the long term, depending on the fluctuation of the basket of currencies against which it is currently valued, or it may be permitted to enter into a full float, which may also result in a significant appreciation or depreciation of the Renminbi against the U.S. dollar. Because all of our earnings and cash assets are denominated in Renminbi and our financial reporting is denominated in U.S. dollars, fluctuations in the exchange rates between the U.S. dollar and the Renminbi will affect our financial results reported in U.S. dollars terms without giving effect to any underlying change in our business, financial condition or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar denominated investments we make in the future.

Historically, we have not engaged in exchange rate hedging activities. Although we may implement hedging strategies to mitigate exchange rate risk, these strategies may not eliminate our exposure to foreign exchange rate fluctuations and may involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the strategy and potential accounting implications.

Uncertainties with respect to the Chinese legal system could limit the protections available to our  shareholders and us.

The Chinese legal system is based on written statutes and their interpretation by the Supreme People’s Court. Although the Chinese government has introduced new laws and regulations to modernize its business, securities and tax systems, China does not yet possess a comprehensive body of business law. Because Chinese laws and regulations are relatively new, interpretation, implementation and enforcement of these laws and regulations involve uncertainties and inconsistencies. Therefore, it may be difficult to enforce contracts under Chinese law. These uncertainties could materially and adversely affect our business, financial condition and operating results. In addition, as the Chinese legal system develops, changes in these laws and regulations, their interpretation or their enforcement may have a material adverse effect on our business operations. Moreover, interpretative case law does not have the same precedential value in China as in the United States, so legal compliance in China may be more difficult or expensive. These uncertainties could limit the legal protections available to us and other foreign investors, including our shareholders.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

The new Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the New Merger Regulation, governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the New Merger Regulation will require the Chinese parties to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the New Merger Regulation is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the New Merger Regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction. The New Merger Regulation allows Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The New Merger Regulation also prohibits a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The New Merger Regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the New Merger Regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our investors’ economic interests.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.

The PRC Employment Contract Law, which became effective as of January 1, 2008, contains many more provisions favorable to employees than existing labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month's salary for each year that the employee has served the employer, subject to a cap of twelve months' salary. An employer shall also be liable to compensate an employee when the employer decides not to renew an existing employment contract that is about to expire, unless the employee refuses to renew the employment contract even though the employer offers equal or more favorable terms than those in the existing employment contract. In addition, an employer is obligated to conclude an open-ended employment contract with an employee after two consecutive terms of fixed-term employment, which means the employer will be liable to pay damages to an employee if it terminates this employee without cause, until the employee reaches an age at which he or she is eligible for pension. We may have greater difficulty terminating underperforming employees and may incur higher level of labor costs in order to comply with the provisions of the new law, which may have a material adverse effect on our business, financial condition and operating results.

The contractual arrangements entered into between our Chinese subsidiaries may be subject to audit or challenge by the Chinese tax authorities. Any finding that our Chinese subsidiaries owe additional taxes could substantially reduce our net earnings and the value of our shareholders’ investments.

Under Chinese laws and regulations, arrangements and transactions among affiliated parties may be subject to audit or challenge by the Chinese tax authorities. We could face material and adverse tax consequences if the Chinese tax authorities determine that the contractual arrangements between our Chinese subsidiaries do not represent arm’s-length prices and, as a result, apply a transfer pricing adjustment to any of our income. A transfer pricing adjustment could, among other things, result in a reduction of the expense deductions recorded by our Chinese subsidiaries for PRC tax purposes or an increase in taxable income, any of which could increase our tax liabilities. In addition, the Chinese tax authorities may impose late payment fees and other penalties on our Chinese subsidiaries for under-paid taxes.

Claims by our shareholders are subordinate to existing and future liabilities and obligations of our Chinese subsidiaries.

Because virtually all of our assets are held by our Chinese subsidiaries, the claims of our shareholders will be structurally subordinate to all existing and future liabilities and obligations and trade payables of our Chinese subsidiaries. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our Chinese subsidiaries’ will be available to satisfy the claims of our shareholders only after all of our subsidiaries’ liabilities and obligations have been paid in full.

We rely principally on dividends and other distributions paid by our Chinese subsidiaries. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could have a material adverse effect on our business.

We are a holding company and we rely principally on dividends and other distributions paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. If our Chinese subsidiaries incur debt on its own behalf, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. Furthermore, relevant Chinese laws and regulations permit payments of dividends by our Chinese subsidiaries only out of their respective retained earnings after tax, if any, determined in accordance with Chinese accounting standards and regulations.

Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of June 30, 2008, we had statutory reserves of $6.0 million and total shareholder equity of $93.8 million. As a result of these Chinese laws and regulations, each of our Chinese subsidiaries is restricted in its ability to transfer a portion of its net assets to us, including in the form of dividends, loans or advances. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

Risks Associated with Our Common Shares

Our shares are not traded and shareholders may not be able to liquidate their investment at all, or may only be able to liquidate the investment at a price less than our value.

Our shares are not currently traded on any securities market or over-the-counter quotation system. The price of our shares, if traded in the future or transferred in privately negotiated transactions, may not reflect the value of our company. Consequently, investors may not be able to liquidate their investment at all or, if they are able to liquidate it, may only be able to do so at a price that does not reflect the value of the business. Because the price for our shares, if traded, may be low, many brokerage firms may not be willing to effect transactions in the securities. Even if an investor finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of common shares like ours as collateral for any loans.

Our share prices could decrease if a substantial number of shares are sold under Rule 144.

A substantial majority of our outstanding shares are “restricted securities” within the meaning of Securities Act Rule 144, or Rule 144. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Securities Act and as required under applicable state securities laws. Rule 144 provides in essence that an affiliate who has held restricted securities for a period of at least six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of our outstanding common shares. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the restricted securities have been held by the non-affiliate for at least six months, provided current public information about us is available, and after one year, the non-affiliate is entitled to sell an unlimited number of the shares without restriction. If a substantial number of shares of our shares are sold under Rule 144 or other exemption, it could cause the price of our shares to go down.

The conversion of outstanding derivative securities could cause our shareholders’ ownership to be diluted and may decrease the value of our shareholders’ investments.

Outstanding derivative securities and current and future obligations to issue our securities to various parties may dilute the value of our shareholders’ investments. On October 9, 2006, we issued to CCG Investor Relations Partners, LLC, or CCG, warrants to acquire 37,288 shares at a strike price of $4.61 per share. On November 2, 2006, we issued warrants to Roth Capital Partners, LLC, or Roth Capital, to purchase 613,260 shares at a strike price of $4.21 per share for a term of five years. These warrants are exercisable at any time after June 30, 2008 on a cashless or net exercise basis. In addition, in December 2007 we issued to 25 of our Private Placement Investors warrants to purchase 576,425 shares at a strike price of $5.76 per share for a term of five years starting on June 30, 2008, which are exercisable at any time after June 30, 2008 on a cashless basis. For as long as these warrants are outstanding and exercisable, the warrant holder will have an opportunity to profit from a rise in the market price of our common shares without assuming the risks of ownership. The outstanding warrants may have an adverse effect on the terms upon which we can obtain additional capital. We expect that the warrant holders will exercise the warrants at a time when we are able to obtain equity capital on terms more favorable than the exercise prices provided by the warrants. Holders of our common shares do not have pre-emptive rights.

We do not intend to pay dividends in the foreseeable future.

To date, we have paid no dividends. Our board of directors does not intend to pay any dividends in the foreseeable future. The holders of our common shares are entitled to receive dividends when, as and if declared by our board of directors out of legally available funds.  As a result, a return on an investment in our common shares may be realized only through a sale of such shares, if at all.

We have the right to issue additional common shares and preferred shares without the consent of our shareholders. This would have the effect of diluting our shareholders’ ownership in us and could decrease the value of our shares.

As of June 30, 2008, we had 100,000,000 common shares authorized for issuance, of which only 25,000,050 shares of common shares were issued and outstanding. Approximately 74,999,950 authorized common shares are available for issuance for any purpose without shareholder approval. The issuance of these available shares would dilute shareholders’ percentage ownership of us. We have outstanding warrants to acquire 1,226,972 common shares.

In addition, our articles of incorporation authorize the issuance of preferred shares, the rights, preferences, designations and limitations of which may be set by our board of directors. While no preferred shares are currently outstanding, our articles of incorporation authorize the issuance of up to 1,000,000 preferred shares at the discretion of our board of directors. Preferred shares may be issued upon filing of amended articles of incorporation and the payment of required fees, requiring no further shareholder action. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by our board of directors and could operate to the disadvantage of our outstanding common shares. These terms could include, among others, preferences as to dividends and distributions on liquidation.

Item 2.	Properties.

Duoyuan China leases 3,080 square meters of space, located at No. 3 Jinyuan Road, Daxing Industrial Development Zone, Beijing, China, or No. 3 Jinyuan, from Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., or Duoyuan Information, a company owned by Wenhua Guo, the chairman of our board of directors and chief executive officer. The property is used as an office building. Duoyuan China originally leased the property at No.3 Jinyuan from Duoyuan Clean Water Technology Industries (China) Co., Ltd., or Duoyuan Water, a company owned by Mr. Guo. The initial lease had a five-year term from January 1, 2003 to December 31, 2007 and was extended for one year. As a result of the property transfer between Duoyuan Water and Duoyuan Information, in which Duoyuan Information became the new owner of No. 3 Jinyuan, the initial lease with Duoyuan Water was terminated and we entered into a new lease with Duoyuan Information. Duoyuan China’s new lease for No. 3 Jinyuan is for a period from July 1, 2008 to December 31, 2009.

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

Hunan Duoyuan was granted land use rights from the Chinese government for 229,281 square meters of land for industrial use located at No. 362 Baoqing Xi Road Shaoyang, Hunan Province, China. The land use rights have a 50-year term and will expire on May 19, 2054. In addition to the land use rights, Hunan Duoyuan also has ownership of 68,068 square meters of office building and production facilities located at this site. All of Hunan Duoyuan’s land and buildings have been mortgaged under a Maximum Amount Mortgage Contract (which will expire in July 2010) to China Agricultural Bank as security interests of Duoyuan China’s debt obligations.

We believe our properties and facilities have been adequately maintained, are generally in good condition and are suitable and adequate for our business.

We intend to build a cold-set corrugated printing press factory at Langfang Duoyuan, and have conducted related land clearing and site preparation services. We are also designing workshops and production lines and procuring equipment for this cold-set corrugated printing press factory at Langfang Duoyuan. We plan to commercially manufacture and sell cold-set corrugated printing presses by the end of 2010.

Item 3.	Legal Proceedings.

Neither we nor any of our direct or indirect subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to our respective businesses. There are no proceedings pending in which any of our officers, directors, promoters or control persons is adverse to us or any of our subsidiaries or in which any of these persons is taking a position or has a material interest that is adverse to us. There are no proceedings pending in which any of our officers, directors, promoters or control persons is adverse to us.

We are not a party to any administrative or judicial proceeding arising under U.S. federal, state or local environmental laws or their Chinese counterparts.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Currently there is no public trading market for our common shares. No dividends have been declared or paid on our common shares. As of September 22, 2008, we had 89 holders of our common shares of record.

Item 6.	Selected Financial Data.

The following summary of consolidated financial data should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto that are included elsewhere in this Annual Report. Historical results are not necessarily indicative of the results that may be expected for any future period. Certain factors that affect the comparability of the information set forth in the following table are described in the notes to those financial statements. This historical selected financial data should be read along with the historical financial statements and related notes and “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report.

	Year Ended June, 30

	2004	2005	2006	2007	2008

	(in thousands, except for share numbers)
Statement of operations data:

Revenue	$12,891	$26,469	$43,747	$67,812	$89,628

Cost of revenue	8,924	16,887	22,478	37,694	44,462

Gross profit	3,967	9,582	21,269	30,118	45,166

Research and development expenses	0	680	1,037	1,046	1,683

Selling, general and administrative expenses	4,364	5,431	6,649	10,905	13,177

Income (Loss) from operations	(397)	3,471	13,583	18,167	30,306

Liquidated damage income (expenses), net of settlement	0	0	0	(2,119)	235

Change in fair value of derivative instruments	0	0	0	0	73

Other income (expense), net	36	492	(239)	(21)	(535)

Income before minority interests and provision for income taxes	(361)	3,963	13,344	16,027	30,079

Minority interest	4	86	187	241	382

Provision for income taxes	0	0	261	1,807	3,238

Net income (loss)	(365)	3,877	12,896	13,979	26,459

Foreign currency translation adjustment	0	0	426	1,834	8,200

Comprehensive income (loss)	$(365)	$3,877	$13,322	$15,813	$34,659

EPS - basic and diluted	$(0.02)	$0.21	$0.68	$0.61	$1.06

Weighted average number of shares outstanding - basic and diluted	17,562,353	18,867,436	18,867,436	23,041,021	25,000,050

	Year Ended June 30,
Consolidated Balance Sheets	2004	2005	2006	2007	2008

Total Current Assets	$16,706,040	$22,001,699	$34,906,390	$51,267,370	$72,017,168
Total Assets	$30,144,508	$37,467,181	$50,544,359	$80,279,865	$112,904,557
Total Current Liabilities	$25,046,847	$28,406,269	$27,961,760	$20,332,147	$16,430,553
Total Liabilities	$25,288,189	$28,733,264	$28,489,006	$21,132,913	$19,098,220
Total Stockholder’s equity	$4,856,319	$8,733,917	$22,055,353	$59,146,952	$93,806,337

Exchange Rate Information

The following table sets forth the noon buying rates for U.S. dollars in effect in New York City for cable transfers of Renminbi as certified for customs purposes by the Federal Reserve Bank of New York, for the periods indicated:

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

Overview

We are a leading offset printing equipment supplier in China, headquartered in Beijing. We design, manufacture and sell equipment used in two of the three stages of the offset printing process, “pre-press” and “press”. As of June 30, 2008, we commercially produce and sell one product under the pre-press product category (our CTP system) and four types of products under the press product category (our single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We plan to begin commercial production and sale of certain products used in “post-press,” or the third stage of the offset printing process, including our cold-set corrugated printing press, by the end of 2010. Through our technical innovation and precision engineering, we offer a broad range of quality and durable offset printing equipment at competitive prices. We sell our products to more than 80 distributors who are located in over 60 cities and 28 provinces in China. Our nationwide distribution network, which we believe to be one of the largest among Chinese offset printing equipment suppliers, enables us to be more responsive to local market demands than many of our competitors.

We are organized under the laws of the State of Wyoming. On October 6, 2006, we closed the Equity Transfer with Duoyuan Investments pursuant to which we acquired Duoyuan China and commenced our present line of offset printing equipment business. We conduct all of our business through our principal operating subsidiary, Duoyuan China, and its two manufacturing subsidiaries, Langfang Duoyuan and Hunan Duoyuan. Duoyuan China’s principal business activities include marketing and sale of our offset printing equipment, technical support to our distributors and overall strategic planning and management of our business. Langfang Duoyuan’s principal business activities include manufacturing our CTP system and two of our press products, namely our single color small format presses and multicolor small format presses. Hunan Duoyuan’s principal business activities include manufacturing two of our press products, namely our single color large format presses and multicolor large format presses. Our majority shareholder is Duoyuan Investments, a British Virgin Islands company wholly owned by Wenhua Guo, the chairman of our board of directors and chief executive officer.

On November 2, 2006, we closed the Private Placement and issued an aggregate of 6,132,601 common shares to the Private Placement Investors for an aggregate purchase price of $23.5 million. This Private Placement was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

Outlook

We derive all of our revenue from sales to our distributors in China. The total annual output of China’s printing equipment industry grew from approximately $890 million in 2002 to approximately $2.5 billion in 2007, according to PEIAC, representing a CAGR of 23% per annum. PIRA projects that the market for printing equipment in China will grow at a CAGR of 7.1% per annum between 2007 and 2012, making it the third largest printing equipment market in the world.

Our revenue increased from $43.7 million in fiscal 2006 to $67.8 million in fiscal 2007 to $89.6 million in fiscal 2008. For fiscal 2006, 2007 and 2008, our income from operations was $13.6 million, $18.2 million and $30.3 million, respectively. Our operating results reflect significant growth in sales of our multicolor large format presses following our acquisition of certain assets from Hunan Printing Machinery Co., Ltd., then a bankrupt state-owned PRC enterprise that manufactured multicolor printing equipment and large format printing equipment. In connection with the acquisition, we established Hunan Duoyuan.

Our business expansion plans are focused on the development and manufacturing of press and post-press products. We dedicate a large portion of our research and development expenses to creating and improving our press products, particularly our multicolor (small and large format) presses. In addition, we plan to begin commercial production and sale of certain post-press products, including a cold-set corrugated printing press, a machine used to assemble corrugated cardboard boxes, by the end of 2010. We estimate that approximately $25.0 million of additional capital expenditure is needed to launch our cold-set corrugated printing press business. We also plan to begin commercial production and sale of two other post-press products, namely an automatic booklet maker and an automatic paper cutter, for which we have developed prototypes, in 2011.

Principal Factors Affecting Our Results of Operations

The following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations:

Growth of the Printing Equipment Market in China

We believe the growing market for printing equipment in China has affected and will continue to affect our financial condition favorably by increasing market demand for our products. The total annual output of China’s printing equipment industry grew from approximately $890 million in 2002 to approximately $2.5 billion in 2007, according to PEIAC, representing a CAGR of 23% per annum. PIRA projects that the market for printing equipment in China will grow at a CAGR of 7.1% per annum between 2007 and 2012. However, any adverse changes in China’s economic conditions may adversely affect demand for our products. See “Item 1A. Risk Factors—Risks Related to Our Business—If the market for printing equipment does not grow at the rate we expect or at all, including due to a decrease in the demand for commercial printing services, our business may be materially and adversely affected.”

Acquisitions and Expansion of Our Production Capacity

To meet the potential increase in demand for our products and to improve our overall product quality and manufacturing efficiency, we intend to expand our production capacity at our existing manufacturing facilities in Langfang Duoyuan and Hunan Duoyuan. More specifically, we plan to upgrade our in-house production facilities for our key components at Hunan Duoyuan and build a new factory at Langfang Duoyuan to manufacture cold-set corrugated printing presses, a post-press product. We intend to invest approximately $5.0 million and $25.0 million, respectively, for these projects and we expect these projects will be completed by the end of 2010. We will also consider strategic acquisitions to increase our production capacity and obtain new technology for additional products. As our production capacity increases, we also plan to expand our distribution network and end-user customer base.

Fluctuations in Raw Material Costs

Price fluctuations in raw materials and components impact our gross profits and results of operations. Our operations require substantial quantities of various raw materials, particularly steel and iron, and electronic components. These materials and components have been and continue to be susceptible to significant price fluctuations. For example, steel prices in China decreased during the year ended June 30, 2006, but increased significantly during the years ended June 30, 2007 and 2008, increasing our raw material costs as a percentage of revenue. For fiscal 2008, raw material costs accounted for approximately 90% of our production costs. We attempt to minimize the effect of price fluctuations in raw materials and components by:

•	producing a substantial majority of our key components in-house, as measured by the cost of revenue, and purchasing other off-the-shelf components from third party suppliers;

•	buying in large quantities to increase our purchasing leverage; and

•	reducing raw material and component consumption through research and development and increased automation of our manufacturing process.

Ultimately, we may need to raise our product prices sufficiently in order to recover higher raw material and component costs and maintain our profit margin.

Product Mix

Our revenue and, as described in greater detail below, gross margins in any given period will be directly impacted by our product mix. Due to the technological complexity and high capital requirements of multicolor (small and large format) presses, the number of companies selling multicolor (small and large format) presses in China is significantly smaller than those selling single color (small and large format) presses. As a result, our multicolor (small and large format) presses have a higher average unit sales price, which can be substantially greater than that of single color (small and large format) presses, and generate better gross profits. Also, sales prices and margins for our single color (small and large format) presses have faced consistent downward pressure because of increased competition.

Changes in PRC Tax Regulations

Our Chinese subsidiaries have enjoyed significant tax preferential treatments. These preferential tax treatments were applicable to foreign-invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the FIE Income Tax Law, which was effective until December 31, 2007. The additional tax that would otherwise be payable without such preferential tax treatments totaled $4.5 million for the year ended June 30, 2007 and $7.9 million for the year ended June 30, 2008. See “Item 1A. Risk Factors—Risks Related to Our Business—The termination and expiration or unavailability of preferential tax treatments once available to us may materially and adversely affect our business.”

As a result of recent changes in the FIE Income Tax Law, we expect that our tax expenses in the future will be significantly higher. In addition, as explained below, some of the tax preferences we previously received were granted by local governments and not supported by relevant state laws and regulations. As a result, our Chinese subsidiaries may be ordered by relevant authorities to refund these tax benefits. In addition, as a result of the changes in Chinese tax laws, our historical operating results will not be indicative of our operating results for future periods. See “—Critical Accounting Policies—Taxes and Incentives” below.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our Chinese subsidiaries. On July 21, 2005, the Chinese government changed its policy of benchmarking the value of the Renminbi to the U.S. dollar and, as a result, the Renminbi has appreciated by approximately 17.3% from RMB8.28 to $1.00 on July 21, 2005 to RMB6.85 to $1.00 on June 30, 2008. In converting our Renminbi income statement amount into U.S. dollars, the average translation rates used for the years ended in June 30, 2006, 2007, and 2008 were RMB8.06 to $1.00, RMB7.81 to $1.00 and RMB7.26 to $1.00, respectively. Our U.S. dollar denominated operating results for these periods have benefited as a result of the appreciation of the Renminbi against the U.S. dollar.

Components of Revenue and Expenses

Revenue

Our revenue is reported net of value-added taxes, or VAT, that are levied on our products. As of June 30, 2008, all of our products were subject to VAT at a rate of 17% of the gross sales price. We also offer sales rebates as an incentive for large purchase orders. These sales rebates are recorded as a reduction of our revenue.

We derive all of our revenue from the sale of our offset printing equipment to distributors in China. We sell products in the pre-press and press product categories of printing equipment with substantially all our revenue being derived from the sale of our press printing equipment. Pre-press printing equipment comprised approximately 3.6% of our revenue and press printing equipment comprised approximately 96.4% of our revenue for fiscal 2008, as adjusted for sales rebates. For fiscal 2006, 2007 and 2008, within the press category of our printing equipment, we derived 58.9%, 72.3% and 81.4% of our revenue from the sale of our multicolor (small and large format) presses, respectively, before adjustment for sales rebates. For fiscal 2006, 2007 and 2008, we derived 36.0%, 23.2% and 16.7% of our revenue from the sale of our single color (small and large format) presses, before adjustment for sales rebates.

For fiscal 2006, 2007 and 2008, our multicolor large format presses and our multicolor small format presses were our best selling products. For fiscal 2006, 2007 and 2008, our multicolor large format presses accounted for approximately 39.4%, 46.7% and 52.0% of our revenue, respectively, and our multicolor small format presses accounted for approximately 19.5%, 25.6% and 29.4% of our revenue, respectively.

Because of the increasing market demand for multicolor (small and large format) presses in China, which typically have higher profit margins than single color (small and large format) presses, we plan to continue to expand our multicolor (small and large format) press production capacities, product offerings and sales network. Our multicolor (small and large format) presses incorporate our advanced technologies, making them highly automated and efficient, and help reduce potential human errors. Our multicolor small format presses offer a relatively low-cost solution for end-user customers with high quality multicolor printing needs, such as corporate brochures, product catalogues, labels and small packages. Our multicolor large format presses, which require relatively large investments compared to our other press products, are suitable for end-user customers with high-quality multicolor printing needs, such as posters, large packages, and banners. Our multicolor large format presses are also capable of printing at faster speed than our other press products, making them ideal for time sensitive printing needs.

Although we expect that our multicolor (small and large format) presses will continue to be our best selling products, we expect that sales of our pre-press product and single color (small and large format) presses will continue to grow as the printing industry in China continues to expand. Our pre-press product, or CTP system, is a more technologically advanced product than products that use the traditional pre-press processing method. Our CTP system improves the quality of the printing plates and eliminates the labor and chemical intensive multiple step processes associated with traditional pre-press processing methods. Although computer-to-plate technology is relatively new in China, we believe there is revenue growth potential for our CTP system with increased market acceptance. We also expect to see revenue growth with our single color (small and large format) presses, which are typically suited for end-use customers who are entering offset printing from type-set printing or need to print works that are mostly single colored, such as books. Our single color (small and large format) presses require low initial investments and minimal operating skills compared to our multicolor (small and large format) presses.

The following table provides a breakdown of our revenue, by product category, for the periods indicated:

	Year Ended June 30,
	2006		2007		2008
	(in thousands, except percentages)

Pre-press
CTP system	$2,326	5.3%	$3,769	5.6%	$3,184	3.6%

Press
Single color small format presses	7,918	18.1%	6,021	8.9%	4,328	4.8%
Single color large format presses	7,817	17.9%	9,730	14.3%	10,700	11.9%
Multicolor small format presses	8,527	19.5%	17,350	25.6%	26,366	29.4%
Multicolor large format presses	17,229	39.4%	31,671	46.7%	46,597	52.0%

Adjustments	(70)	(0.2)%	(729)	(1.1)%	(1,547)	(1.7)%

Net revenue	$43,747	100.0%	$67,812	100.0	$89,628	100.0%

In fiscal 2006, 2007 and 2008, sales to distributors in China accounted for all of our revenue. We use an extensive distribution network to reach a broad end-user customer base. We generally make sales on a purchase order and short-term agreement basis. We do not have long-term purchase orders with any of our distributors. No single distributor accounted for more than 6.0% of our revenue for fiscal 2006, 2007 and 2008.

Adjustments to revenue accounted for 0.2%, 1.1% and 1.7% for fiscal 2006, 2007 and 2008, respectively, for sales rebates paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets in the prior year. We provide sales rebates, or discounts of 2% to 5%, to distributors who place large purchase orders with us. The greater the dollar amount of the purchase order, the higher the percentage rebate we offer to our distributors. These sales rebates are paid at the end of each calendar year. We intend to continue this incentive program.

Cost of Revenue

Our cost of revenue consists primarily of direct costs to manufacture our products, including component and raw material costs, salaries and related manufacturing personnel expenses, production plant and equipment depreciation and repair and maintenance costs.  Our costs of revenue were $22.5 million, $37.7 million and $44.5 million for the years ended June 30, 2006, 2007 and 2008, respectively.

The direct costs of manufacturing a new product are generally highest when a new product is first introduced due to (1) start-up costs associated with manufacturing a new product and (2) generally higher raw material and component costs due to lower initial production volumes. As production volumes increase, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials and components in greater quantities, which decreases raw material and component costs. In addition, we are able to lower or help offset rising raw material and component costs by identifying lower-cost raw materials and components. Also, when production volumes become sufficiently large, we often gain further cost efficiencies by producing our key components in-house. For this reason, Hunan Duoyuan began manufacturing our key components in-house starting in fiscal 2007. We currently manufacture a substantial majority of our key components in-house at our Hunan Duoyuan facility. In-house manufacturing reduces the per unit cost of our products.

Our principal raw materials are steel, iron and electronic components. We produce a substantial majority of our key components in-house at our Hunan Duoyuan facility. We purchase all other raw materials and components from Chinese suppliers. Because we produce a substantial majority of our key components in-house, we believe we currently have a relatively low cost base compared to other printing equipment manufacturers, especially when compared to international printing equipment manufacturers. Also, the relatively low operation, labor and raw material costs in China have historically allowed us to decrease our cost of revenue as we increase purchase volumes and make improvements in manufacturing processes. However, we believe that these reductions will be increasingly offset by the rising costs of raw materials, components and wages in China as a result of China’s further economic development. In particular, we expect that the costs of raw materials will increase in the near term. For fiscal 2008, the price of steel and iron each increased by 28.0% and 16.0%, respectively, when compared to fiscal 2007.

As we focus on manufacturing more advanced products and new product lines, we may find it necessary to use more expensive raw materials and components. We plan to mitigate future increases in raw material and component costs by using more common resources across our product lines, increasing in-house manufacturing of our key components and adopting more uniform manufacturing and assembly practices. In addition, to minimize and control raw material waste and increase production efficiency, we continue to make investments to improve and further automate our manufacturing process.

Gross Margins

Our gross profit margins for the years ended June 30, 2006, 2007 and 2008 were 48.6%, 44.4% and 50.4%, respectively. Our gross profit margins are impacted by changes in the average selling prices of our products, product sales mix and cost of revenue. The average selling prices for our products may decline if competitors lower their prices and we respond by reducing prices for some of our products to compete more effectively or if we choose to lower our prices to gain market share. For example, in fiscal 2008 we lowered the price of one of our single color small format presses, model DY52T, to gain market share. Alternatively, we are able to increase our average selling prices in certain circumstances, such as when we introduce new or enhanced products into the market. For example, in fiscal 2008 we introduced a new model of our multicolor large format presses, model DY4104, which has all of the existing features of our other multicolor large format presses, but is also capable of printing on packaging materials directly. As of June 30, 2008, this new model is the most expensive product we sell.

Since the average selling prices and gross profit margins of our products vary by product line, changes in our product sales mix will also impact our overall gross profit margins. Our more sophisticated and technologically advanced products, such as our CTP system and multicolor (small and large format) presses, generally have higher gross profit margins than our less sophisticated and low technology products, such as our single color (small and large format) presses. Therefore, product mix impacts our overall gross profit margins.  For fiscal 2006, 2007 and 2008, the overall gross profit margins for our CTP system were 50.6%, 42.6% and 47.1%, respectively, and the overall gross profit margins for our multicolor (small and large format) presses were 56.0%, 49.7% and 51.2% for the same periods. For fiscal 2006, 2007 and 2008, the overall gross profit margins for our single color (small and large format) presses were 36.2%, 28.5% and 46.5%, respectively.

Given recent market trends and to better offset raw material costs and maintain our gross profit, we have been adjusting our product mix by increasing our production and sale of multicolor (small and large format) presses while decreasing our production and sale of single color (small and large format) presses. As a result, our gross profit margins increased by 6.0% from 44.4% in fiscal 2007 to 50.4% in fiscal 2008, primarily due to the increase in the proportion of revenue from sales of our multicolor (small and large format) presses.

Lastly, our gross profit margins are also affected by changes in our cost of revenue and our ability to manage such cost as described in further detail “—Cost of Revenue” above. For example, our gross profit margin decreased by 4.2% from 48.6% for fiscal 2006 to 44.4% for fiscal 2007, primarily as a result of the increase in our raw material costs, particularly steel and iron.

Research and Development Expenses

Our research and development expenses consist primarily of costs associated with designing, developing and testing our products. Among other things, these costs include employee compensation and benefits for our research and development team, expenditures on purchases of supplies and raw materials, depreciation expenses related to equipment used for research and development and other related costs. Our research and development team focuses its efforts on upgrading and enhancing our existing products and designing new products, discovering new ways to improve our press printing equipment, particularly our multicolor (small and large format) presses, and developing new post-press printing equipment. Our research and development expenses as a percentage of revenue were 2.4%, 1.5% and 1.9% for the years ended June 30, 2006, 2007 and 2008, respectively. Although research and development expenses decreased as a percentage of revenue between fiscal 2006 and fiscal 2007, this decrease was mainly a function of our revenue increasing faster than our research and development expenses. From fiscal 2006 to fiscal 2008, our research and development expenses increased by $0.7 million, or 62.4%, from $1.0 million in fiscal 2006 to $1.7 million in fiscal 2008.

We plan to upgrade our existing products and design new products, particularly multicolor (small and large format) presses as well as certain post-press equipment like our cold-set corrugated printing press. We plan to continue to investing in research and development to maintain and enhance our market competitiveness.

Selling Expenses

Our selling expenses consist primarily of employee subsidies and benefits for our sales and marketing staff, transportation costs and marketing, sales, advertising, travel and entertainment activities expenses.  Our selling expenses were $3.8 million, $7.8 million and $8.7 million for the years ended June 30, 2006, 2007 and 2008, respectively.

From fiscal 2006 to fiscal 2008, our selling expenses increased primarily as a result of increased sales and marketing activities, the hiring of additional sales representatives and increased transportation costs. Our selling expenses as a percentage of revenue increased by 2.9% from 8.6% in fiscal 2006 to 11.5% in fiscal 2007, because of increased transportation costs. Specifically, shipping and handling costs of our products increased by $0.5 million, or 83.6%, from $0.6 million in fiscal 2006 to $1.1 million in fiscal 2007. In fiscal 2008, however, our selling expenses as a percentage of revenue deceased by 1.8% from 11.5% in fiscal 2007 to 9.7% in fiscal 2008, as our transportation costs remained steady and we improved our selling and marketing efficiencies. In the near term, we expect that certain components of our selling expenses will increase as we increase our market penetration in China. Specifically, we expect that advertising expenses will increase as we increase our advertising in magazines and trade journals and expand into new forms of media, including online advertising and television. In addition, we anticipate that exhibition expenses will increase as we plan to participate in more trade shows and exhibitions all across China to develop and enhance our reputation in the printing and packaging industries. We also expect salary expenses to increase as we continue to hire additional sales representatives to help broaden our end-user customer base. This anticipated increase in selling expenses will be a direct result of our plan to grow, strengthen and support our nationwide distribution network.

Because we sell all of our products to distributors, our selling expenses as a percentage of revenue are significantly lower than manufacturers that primarily sell directly to end-user customers. While we intend to continue to sell our products exclusively to distributors, we plan to build our brand recognition through increased marketing activities both inside and outside of China, which may increase our sales and marketing expenses on an actual basis, as well as a percentage of revenue.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, consultant fees and other expenses incurred for general corporate purposes. Our general and administrative expenses were $2.9 million, $3.1 million and $4.5 million for the years ended June 30, 2006, 2007 and 2008, respectively.

We expect our general and administrative expenses to increase as we add management staff and other professionals such as attorneys and consultants as our business expands. Additionally, as a public company, we anticipate we will incur more expenses as we seek more guidance and services from attorneys, investors relationship consultants and auditors. Our general and administrative expenses as a percentage of revenue were 6.6%, 4.5% and 5.0% for fiscal 2006, 2007 and 2008, respectively. In general, as a percentage of revenue, we expect that general and administrative expenses will decrease in the future as we increase our staffing level at a slower rate than we increase our revenue.

Liquidated Damages Expense

In November 2006, we raised approximately $23.5 million by issuing shares to the Private Placement Investors under the Private Placement. We were obligated to (1) register the resale of these shares with the Securities and Exchange Commission within 90 days of the closing of the Private Placement, pursuant to a registration rights agreement dated October 24, 2006, or the Registration Rights Agreement, and (2) terminate certain related party transactions. We failed to timely register for resale the private placement shares and terminate the related party transactions, resulting in liquidated damages. We recorded liquidated damages and expenses of $2.1 million for the year ended June 30, 2007. In November 2007, we reached a settlement with the Private Placement Investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled the claims for liquidated damages in the third quarter of fiscal 2008, and we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for fiscal 2008. See “—Critical Accounting Policies—Liquidated Damages Expense.”

Other Income (Expense)

Other expense is comprised primarily of interest expense from four loans we have with the Bank of Agriculture, Chongwen branch in the aggregate amount of $11.4 million as of June 30, 2008. Other expense is net of interest income from our interest bearing checking accounts.

Minority Interests

Minority interests refer to the 5% equity interest in Langfang Duoyuan and 0.6% equity interest in Hunan Duoyuan held by Huiyuan Institute.  For a summary of Huiyuan Institute’s equity ownership, see “Item 1. Business—Our Subsidiaries—Our Manufacturing Subsidiaries.” Income allocated to the minority interests was $0.2 million, $0.2 million and $0.4 million for the years ended June 30, 2006, 2007 and 2008, respectively.

Provision for Income Taxes

Our provision for income taxes was $0.3 million, $1.8 million and $3.2 million for the years ended June 30, 2006, 2007 and 2008, respectively. Our effective tax rate was 0.0%, 16.5%, and 10.9%, for the same periods.

Foreign Currency Translation Adjustments

Although all of our revenue and expenses are denominated in Renminbi, we use U.S. dollars in our financial reporting. Our results of operations and cash flows are calculated based on the average exchange rate during the relevant periods. Our assets and liabilities are calculated based on the uniform exchange rate announced by the People’s Bank of China at the end of the relevant periods. Our share capital is calculated based on historical exchange rates. This practice is in compliance with U.S. GAAP.

Critical Accounting Policies

We prepare our financial statements in accordance with U.S. GAAP, which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies, based on our historical experience and various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or circumstances.

We believe the following accounting policies are critical to the portrayal of our financial condition and results of operations and require difficult, subjective or complex management judgments, often as a result of the need to estimate the effects of matters that are inherently uncertain.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	persuasive evidence of an arrangement exists, such as sales contracts;

•	product is shipped or services have been rendered;

•	the price to the buyer is fixed or determinable; and

•	collectability of payment is reasonably assured.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition when Right Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

We sell our products solely to our distributors under master distribution agreements. The agreements list the material terms and conditions with the exception of delivery, price and quantity terms, which are stipulated separately in purchase orders. We do not sell to distributors on consignment. Subject to preferred credit terms discussed below, payment is due before shipment. Title transfers when our products are shipped. Our distributors have a right to return products within one month after we have shipped the products, but only if our products have manufacturing defects that cannot be repaired. We have not had returns during the years ended June 30, 2006, 2007 and 2008, and thus made no allowance for returned products.

We typically recognize revenue when goods are shipped and title to the goods has passed. Sales revenue represents the invoiced value of goods, net of VAT. The products we sell in China are subject to a 17% VAT based on the products’ gross sales price. This VAT may be offset by the VAT paid by us on raw materials and other materials included in our production costs.

Purchase prices are set in the purchase orders and may not be renegotiated after purchase orders are signed. Our master distribution agreements, which typically have a one year term with annual renewal, do not include purchase order cancellation or termination clauses. Our distributors are equipped to install our products. We are not contractually obligated to perform any installation services. As a result, our revenue is not impacted.

We granted sales rebates to distributors based on the percentage of annual cash receipt. We account for the sales rebate in accordance with Emerging Issues Task Force, or EITF, Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).”  The sales rebate is included as a reduction of sales and accounts receivable to be received by us.

Accounts Receivable, Trade and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured preferred credit terms to some of our distributors, specifically those distributing our multicolor (small and large format) presses. We assign credit limits to each distributor. As a distributor builds a sales history with us, we may adjust the credit limits. Our management reviews these credit limits from time to time and makes adjustments as it deems advisable.

For single color (small and large format) presses, distributors must pay the entire purchase price before shipment. For multicolor (small and large format) presses, distributors are required to pay between 50% and 70% of the purchase price before shipment. Our sales representatives evaluate the creditworthiness of these distributors in order to determine their installment payment schedules for the remaining 30% to 50% of the multicolor (small and large format) press purchase prices. These installment payment schedules, entered into at the time a distributor signs a purchase order, generally last for six to nine months.

We review accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. We record a reserve for doubtful accounts when collection of the full amount is no longer probable. Our reserves of $0.5 million and $1.2 million as of June 30, 2007 and 2008, respectively, were consistent with our historical experience and we consider them adequate.

Inventories

We record inventories at the lower of cost or market, using the weighted-average method. We review our inventory on a regular basis for possible obsolete goods by examining our products’ shelf life and distributor demand to determine if any reserve is necessary for potential obsolescence. However, most of our products are manufactured on a purchase order basis. We determined that no reserves were necessary for the years ended June 30, 2006, 2007 and 2008.

Liquidated Damages Expense

In November 2006, we raised approximately $23.5 million by issuing shares to the Private Placement Investors under the Private Placement. We were obligated to (1) register the resale of these shares with the Securities and Exchange Commission within 90 days of the closing of the Private Placement, pursuant to the Registration Rights Agreement and (2) terminate certain related party transactions. We failed to timely register for resale the private placement shares and terminate the related party transactions, resulting in liquidated damages. We recorded liquidated damages and expenses of $2.1 million for the year ended June 30, 2007. In November 2007, we reached a settlement with the Private Placement Investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled the claims for liquidated damages in the third quarter of fiscal 2008, and we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for fiscal 2008. These liquidated damages and their settlement are treated in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies.

The registration liquidated damages meet the definition of a registration payment arrangement as defined in Financial Accounting Standards Board’s, or FASB, Staff Position No. EITF 00-19-2, “Accounting for Registration Payment Arrangements,” or EITF 00-19-2. In accordance with EITF 00-19-2, paragraph 7, the contingent obligation to make future payments or otherwise transfer consideration under a registration payment and related party arrangement is recognized and measured separately. In accordance with FASB Interpretation No. 14, “Reasonable Estimation of the Amount of Loss,” we have recorded an expense and a liability equal to the minimum estimated loss. In November 2007, we reached a settlement with our Private Placement Investors, who agreed to waive the liquidated damages due in exchange for warrants or cash payments. Therefore, we reversed the accrual and recognized a gain, which is included in liquidated damages as a credit balance in our financial statements.

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

As of June 30, 2008, we expect the long-lived intangible assets on our balance sheet, primarily related to the land use rights for Langfang Duoyuan and Hunan Duoyuan, to be fully recoverable.

Income Taxes

We recognize deferred income taxes for temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, net operating loss carry-forwards and credits by applying enacted statutory tax rates applicable to future years.

We reduce deferred tax assets by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We provide for current income taxes in accordance with the laws of the relevant tax authorities.

Taxes and Incentives

Prior to January 1, 2008, our subsidiaries were governed by the FIE Income Tax Law and various local income tax laws, or collectively the Old Income Tax Laws.

Beginning on January 1, 2008, the New EIT Law replaced the Old Income Tax Laws for domestic Chinese enterprises and foreign invested enterprises. Generally, the income tax rate of 25% in accordance with the New EIT Law replaced the 33% rate applicable to domestic Chinese enterprises and foreign invested enterprises, or FIEs.

According to the Old Income Tax Laws, upon approval by the PRC tax authorities, FIEs scheduled to operate for ten years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% reduction for the next three years. For tax filing purposes in China, all yearly periods refer to calendar years.

As a foreign-invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the FIE Income Tax Law, Duoyuan China enjoyed a two-year tax exemption followed by a three-year 50% tax reduction. Duoyuan China began to generate net profit in the calendar year ended December 31, 2004. Therefore, Duoyuan China had an income tax exemption for the calendar years ended December 31, 2004 and 2005, and enjoys a 50% tax reduction for the calendar years ended December 31, 2006, 2007 and 2008. We believe Duoyuan China will be subject to a 12.5% tax rate for the calendar year ended December 31, 2008. Beginning on January 1, 2009, Duoyuan China will be subject to the 25% income tax rate under the New EIT Law. See “Item 1A.  Risk Factors—Risks Related to Our Business—The termination and expiration or unavailability of preferential tax treatments once available to us may materially and adversely affect on our business.”

Our Langfang Duoyuan facility is located in a Special Economic and High Technology Zone, and the Administration Committee of such zone has granted Langfang Duoyuan a special income tax rate for doing business in the special zone. With this approval from the local government, Langfang Duoyuan is exempted from income taxes for five years, commencing with its first year of profitable operations. Langfang Duoyuan began to generate net profit in the calendar year ended December 31, 2003. Therefore, Langfang Duoyuan enjoyed an income tax exemption for the calendar years 2003 through 2007. Langfang Duoyuan became subject to the 25% income tax rate starting January 1, 2008, under the New EIT Law. Because this tax preferential treatment was granted by the local government and was not supported by the state laws and regulations, we face a risk of being ordered to refund these prior tax benefits. See “Item 1A. Risk Factors—Risks Related to Our Business— The termination and expiration or unavailability of preferential tax treatments once available to us may materially and adversely affect our business.”

Prior to the incorporation of Hunan Duoyuan, we negotiated with the Hunan Shaoyang Treasury Department for an income tax exemption. The Hunan Shaoyang Treasury Department granted Hunan Duoyuan a five year income tax exemption commencing with its first year of profitable operations. Hunan Duoyuan began to generate net profit in the calendar year ended December 31, 2005. Therefore, Hunan Duoyuan enjoys an income tax exemption for the calendar years 2005 through 2009. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan will become subject to the 25% income tax rate starting January 1, 2010, under the New EIT Law. Because this tax preferential treatment was granted by the local government and was not supported by the state laws and regulations, we face a risk of being ordered to refund these prior tax benefits. See “Item 1A. Risk Factors—Risks Related to Our Business—The termination and expiration or unavailability of preferential tax treatments once available to us may materially and adversely affect on our business.”

The following table reconciles the U.S. statutory rates to our effective tax rates for the years ended June 30, 2007 and 2008:

	Year Ended June 30,
	2007	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in U.S.	(34.0)	(34.0)
China income taxes	33.0	29.0
China income tax exemption	(16.5)	(18.1)
Effective income tax rates	16.5%	10.9%

VAT

Enterprises or individuals who sell commodities, engage in repair and maintenance, or import and export goods in China are subject to a VAT in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in finished products can be used to offset the VAT due on sales of the finished products.

VAT on sales amounted to $12.9 million for the year ended June 30, 2006, $19.8 million for the year ended June 30, 2007, and $28.9 million for the year ended June 30, 2008, respectively.  VAT on purchases amounted to $9.3 million for the year ended June 30, 2006, $7.3 million for the year ended June 30, 2007, and $20.1 million for the year ended June 30, 2008, respectively. Our sales and purchases are recorded net of VAT, which is not impacted by the tax preferential treatments we enjoy.

Results of Operations

The following table sets forth selected data from our consolidated statements of income for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2006		2007		2008
	$	% of Revenue	$	% of Revenue	$	% of Revenue
			(in thousands, except percentages)

Revenue	43,747	100.00	67,812	100.00	89,628	100.00
Cost of revenue	22,478	51.4	37,694	55.6	44,462	49.6
Gross profit	21,269	48.6	30,118	44.4	45,166	50.4
Selling, general and administrative expenses	6,649	15.2	10,905	16.1	13,177	14.7
Research and development	1,037	2.4	1,046	1.5	1,683	1.9
Income from operations	13,583	31.0	18,167	26.8	30,306	33.8
Liquidated damage, net of settlement	–	–	(2,119)	(3.1)	235	0.3
Change of the fair value of derivative instruments	–	–	–	–	73	0.1
Other income (expense), net	(239)	(0.5)	(21)	(0.3)	(535)	(0.6)
Income before minority interests and provision for income taxes	13,344	30.5	16,027	23.6	30,079	33.6
Minority interests	187	0.4	241	0.4	382	0.4
Provision for income taxes	261	0.6	1,807	2.7	3,238	3.6
Net income	12,896	29.5	13,979	20.6	26,459	29.5
Foreign currency translation adjustment	426	1.0	1,834	2.7	8,200	9.1
Comprehensive income	13,321	30.5	15,813	23.3	34,659	38.7

Comparison of Year Ended June 30, 2007 and Year Ended June 30, 2008

Revenue

Our revenue increased $21.8 million, or 32.2%, from $67.8 million for the year ended June 30, 2007 to $89.6 million for the year ended June 30, 2008. This increase was primarily due to increased demand for our multicolor (small and large format) presses. Our top five selling models, which represented more than 75% of our total revenue in fiscal 2008, were all multicolor (small and large format) presses. This increase in revenue from our multicolor (small and large format) presses was offset by a decrease in revenue from our CTP system and single color small format presses.

Pre-press Printing Equipment

CTP system. Revenue for our CTP system decreased by $0.6 million, or 15.5%, from $3.8 million for the year ended June 30, 2007 to $3.2 million for the year ended June 30, 2008. This decrease was primarily due to increased competition from Chinese competitors. For most of fiscal 2007, we believe we were the dominant manufacturer of computer-to-plate pre-press products in China. By the end of the third quarter of fiscal 2007, we became aware of a number of Chinese competitors that entered the computer-to-plate pre-press market, decreasing our market share and demand for our CTP system.

Press Printing Equipment

Revenue for our press printing equipment increased by $23.2 million, or 35.8%, from $64.8 million for the year ended June 30, 2007 to $88.0 million for the year ended June 30, 2008. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.

Single color small format press. Revenue for our single color small format presses decreased by $1.7 million, or 28.1%, from $6.0 million for the year ended June 30, 2007 to $4.3 million for the year ended June 30, 2008. This decrease was primarily due to increased competition from Chinese competitors, decrease in our single color small format product offerings and decreased marketing efforts. Demand for our single color small format presses, a less sophisticated and low technology product, decreased as more Chinese manufacturers entered the single color small format press business, increasing competition. The low barrier to entry allows manufacturers to enter this market with relative low cost.  As part of our plan to focus on selling more technologically advanced products like our multicolor (small and large format) presses, we discontinued the manufacture of five different models of our single color small format presses in fiscal 2008.  For these same reasons, we also decreased marketing efforts for our single color small format presses, instead increasing our marketing efforts for our multicolor (small and large format) presses.

Single color large format press. Revenue for our single color large format presses increased by $1.0 million, or 10.0%, from $9.7 million for the year ended June 30, 2007 to $10.7 million for the year ended June 30, 2008. This increase was primarily due to the increased demand for a new single color large format press, model J4109, which we introduced in fiscal 2007.  Model J4109, which is an enhanced version of models DY166 and J4105, gained market acceptance during fiscal 2008 and we recognized revenue of $4.9 million from the sale of this product.  This increase in revenue for model J4109 was offset by a decrease in revenue for models DY166 and J4105 of $4.3 million for fiscal 2008 when compared to fiscal 2007.

Multicolor small format press. Revenue for our multicolor small format presses increased by $9.0 million, or 52.0%, from $17.4 million for the year ended June 30, 2007 to $26.4 million for the year ended June 30, 2008. This increase was primarily due to increased demand.  We believe the increase in demand for our multicolor small format presses was partially a result of increased marketing activities. During fiscal 2008, we increased our marketing efforts by advertising our products in a greater number of magazines and trade journals more frequently than in fiscal 2007. In addition, we performed more demonstrations of our multicolor small format presses to our end-user customers to showcase the quality of the printed materials as well as the speed and ease of use in fiscal 2008 when compared to fiscal 2007.

Multicolor large format press. Revenue for our multicolor large format presses increased by $14.9 million, or 47.1%, from $31.7 million for the year ended June 30, 2007 to $46.6 million for the year ended June 30, 2008. This increase was primarily due to increased demand.  We believe the increase in demand for our multicolor large format presses was partially a result of increased marketing activities. During fiscal 2008, we increased our marketing efforts by advertising our products in a greater number of magazines and trade journals more frequently than in fiscal 2007. In addition, we performed more demonstrations of our multicolor large format presses to our end-user customers to showcase the quality of the printed materials as well as the speed and ease of use in fiscal 2008 when compared to fiscal 2007. The increase in revenue is also a result of the revenue recognized from the sale of model DY4104, a new multicolor large format press that we introduced to the market in fiscal 2008.  Model DY4104, a highly automated and energy efficient machine, has been well received since its introduction to the market.  It is capable of printing on larger sheets of paper than our existing multicolor large format press models and it is capable of printing on packaging materials directly.  We recognized revenue from the sale of this new product in the amount of $8.1million during fiscal 2008.

Cost of Revenue

Our cost of revenue increased by $6.8 million, or 18.0%, from $37.7 million for the year ended June 30, 2007 to $44.5 million for the year ended June 30, 2008. This increase was primarily due to an increase in the volume of our products sold during this period, particularly the sale of our multicolor (small and large format) presses. Most of our increases were from the purchase of additional raw materials, such as steel and iron, as more materials were needed to manufacture our multicolor (small and large format) presses. Our raw material costs increased by $5.7 million, or 16.7%, from $34.2 million in fiscal 2007 to $39.9 million in fiscal 2008. Also, our labor costs increased by $0.4 million, or 16.7%, from $2.3 million in fiscal 2007 to $2.7 million in fiscal 2008 primarily due to employees working additional hours to produce a greater volume of products. Lastly, our depreciation expense had increased by $0.9 million, or 164.6%, from $0.6 million in fiscal 2007 to $1.5 million in fiscal 2008 mainly due to the purchase of new manufacturing equipment to be used at Hunan Duoyuan. This increase in cost of revenue was partially offset by a reduction of $0.2 million in our parts costs for repairs of our manufacturing equipment.

As a percentage of revenue, the cost of revenue decreased by 6.0% from 55.6% for fiscal 2007 to 49.6% for fiscal 2008. This decrease was mainly due to the increase in sales of our multicolor (small and large format) presses, which overall have lower costs and higher gross profit margins than our single color (small and large format) presses. In addition, we began manufacturing our key components in-house in fiscal 2007 at Hunan Duoyuan, reducing the per unit cost of our products.

Gross Profit

As a result of the factors above, our gross profit increased by $15.1 million, or 50.0%, from $30.1 million for the year ended June 30, 2007 to $45.2 million for the year ended June 30, 2008.

Our gross profit margin increased from 44.4% in fiscal 2007 to 50.4% for fiscal 2008. The increase in gross profit and gross profit margin during this period was due to the increased production and sale of our multicolor (small and large format) presses, which have higher gross profits and gross profit margins than our single color (small and large format) presses.

Selling Expenses

Selling expenses increased by $0.9 million, or 11.2%, from $7.8 million for the year ended June 30, 2007 to $8.7 million for the year ended June 30, 2008. This increase was primarily due to an increase in the salaries and commissions of our sales staff, our advertising expenses and participation in industry trade conferences.

The salaries and commissions paid to our sales staff increased by $1.3 million, or 49.3%, from $2.6 million in fiscal 2007 to $3.9 million in fiscal 2008. The increase in salaries and commissions was primarily due to the hiring of 14 new sales employees during the year and bonuses awarded to our sales personnel for meeting or exceeding their sales and performance targets.

Our advertising expenses increased by $0.3 million, or 21.4%, from $1.1 million in fiscal 2007 to $1.4 million in fiscal 2008. This increase was primarily due to an increase in print advertising for our products in magazine and trade journals, and the costs of preparing exhibition and promotional materials.

As a percentage of revenue, selling expenses decreased by 1.8% from 11.5% in fiscal 2007 to 9.7% in fiscal 2008.  This decrease was mainly due to our increased sales volume, which created economies of scale, reducing our per unit selling expenses.

General and Administrative Expenses

General and administrative expenses increased by $1.4 million, or 45.3%, from $3.1 million for the year ended June 30, 2007 to $4.5 million for the year ended June 30, 2008. This increase was primarily due to an increase in professional fees paid to our auditors and attorneys and an increase in reserve for doubtful accounts.

Our professional fees increased by $0.4 million from $3,903 in fiscal 2007 to $0.4 million in fiscal 2008 as we paid the outstanding balance due to our auditors and attorneys. In addition, we increased our reserve for doubtful accounts by $0.7 million, or 136.3%, from $0.5 million in fiscal 2007 to $1.2 million in fiscal 2008. We increased our reserve for doubtful accounts as we increased sales of our multicolor (small and large format) presses. For multicolor (small and large format) presses, distributors are not required to pay for the entire purchase price before shipment unlike for our single color (small and large format) presses. Instead distributors for our multicolor (small and large format) presses are required to pay 50% to 70% of the purchase price before shipment, based on their preferred credit terms. Because of the increase in sales of multicolor (small and large format) presses and the greater risk of non-payment and incomplete or partial payment from our distributors, we increased our reserve for doubtful accounts.

As a percentage of revenue, general and administrative expenses increased from 4.5% in fiscal 2007 to 5.0% in fiscal 2008.  This increase was mainly because of the reasons described above.

Research and Development Expenses

Research and development expenses increased by $0.7 million, or 61.0%, from $1.0 million for the year ended June 30, 2007 to $1.7 million for the year ended June 30, 2008.  This increase was primarily due to an increase in salary expenses of our research and development team and increased costs from the purchase of raw materials in connection with our sample product development. Specifically, we hired an additional six engineers in fiscal 2008, increasing our research and development team to 193 employees and salary expenses increased by $0.2 million, or 21.7%, from $1.0 million in fiscal 2007 to $1.2 million in fiscal 2008.

As a percentage of revenue, research and development expenses increased from 1.5% in fiscal 2007 to 1.9% in fiscal 2008.  This increase was mainly because of increase in salary expenses as a result of the six new engineers we hired and the increased costs from the purchase of raw materials in connection with our sample product development, as described above.

Income from Operations

Income from operations increased by $12.1 million, or 66.8%, from $18.2 million for the year ended June 30, 2007 to $30.3 million for the year ended June 30, 2008.

The increase was due to the increased sale of our multicolor (small and large format) presses, which generated higher revenue for us.

Liquidated Damages Expense

In November 2006, we raised approximately $23.5 million by issuing shares to the Private Placement Investors under the Private Placement.  We were obligated to (1) register the resale of these shares with the Securities and Exchange Commission within 90 days of the closing of the Private Placement, pursuant to the Registration Rights Agreement and (2) terminate certain related party transactions. We failed to timely register for resale the private placement shares and terminate the related party transactions, resulting in liquidated damages. We recorded $2.1 million in liquidated damages and expenses for the year ended June 30, 2007. In November 2007, we reached a settlement with the Private Placement Investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled the claims for liquidated damages in the third quarter of fiscal 2008, and we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for fiscal 2008.  This amount has been included in liquidated damages expenses on our financial statements in according with EITF 00-19-2.  See “—Components of Revenue and Expenses—Liquidated Damages Expense.”

Other Income (Expenses)

Other expenses increased by $0.5 million from $20,734 for the year ended June 30, 2007 to $0.5 million for the year ended June 30, 2008.

We had interest expense of $0.7 million from our short-term borrowing in each of fiscal 2007 and fiscal 2008. In fiscal 2007, our interest expense was offset by non-operating rental income of $0.4 million. In fiscal 2008, we did not recognize any rental income.

Minority Interests

Minority interests increased by $0.2 million, or 58.6%, from $0.2 million for the year ended June 30, 2007 to $0.4 million for the year ended June 20, 2008. The increase in minority interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.

Provision for Income Taxes

Provision for income taxes increased $1.4 million, or 79.2%, from $1.8 million for the year ended June 30, 2007 to $3.2 million for the year ended June 30, 2008. This increase in the provision for income taxes was primarily attributable to the increase in our revenue by 32.2% over the same period. Our effective tax rates for fiscal 2007 and fiscal 2008 were 16.5% and 10.9%, respectively.

Duoyuan China began paying income tax on January 1, 2006. The income tax rate for Duoyuan China in the first half of fiscal 2008 was 16.5%, and the income tax rate for Duoyuan China in the second half of fiscal 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China will increase to 25%. Pursuant to the tax preferential treatment granted by the local government, Langfang Duoyuan was exempt from paying taxes prior to calendar year 2008. Langfang Duoyuan began paying income tax on January 1, 2008. The income tax rate for Langfang Duoyuan was 0% in the first half of fiscal 2008 and 25% in the second half of fiscal 2008. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempted through calendar year 2009.

Due to various special tax rates, preferential tax treatments and incentives that have been granted to us in China, our taxes in recent years have been relatively low. The additional amounts of tax that we would have otherwise been required to pay had we not enjoyed the various preferential tax treatments would have been $4.5 million in fiscal 2007 and $7.9 million in fiscal 2008.

Net Income

As a result of the foregoing, net income increased by $12.5 million, or 89.3%, from $14.0 million for year ended June 30, 2007 to $26.5 million for the year ended June 30, 2008.

As a percentage of revenue, net income increased 8.9% from 20.6% for fiscal 2007 to 29.5% for fiscal 2008.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment increased by $6.4 million, or 347.0%, from $1.8 million for the year ended June 30, 2007 to $8.2 million for the year ended June 30, 2008. The increase in the foreign currency translation adjustment is due to the appreciation of the Renminbi against the U.S. dollar. Our assets and liabilities are translated at a rate of RMB7.60 to $1.00 at June 30, 2007 and RMB6.85 to $1.00 at June 30, 2008. Our results of operations are translated at a rate of RMB7.81 for the year ended June 30, 2007 and RMB7.26 to $1.00 for the year ended June 30, 2008. Our equity accounts are translated at historical rates.

Comparison of Year Ended June 30, 2006 and Year Ended June 30, 2007

Revenue

Our revenue increased by $24.1 million, or 55.0%, from $43.7 million for the year ended June 30, 2006 to $67.8 million for the year ended June 30, 2007. This increase was mainly attributable to an increase in the number of units sold, particularly our multicolor (small and large format) presses. Revenue increased in fiscal 2007 for each of our products, except for our single color small format presses, which decreased by $1.9 million, or 24.0%, from $7.9 million in fiscal 2006 to $6.0 million in fiscal 2007. The decrease in revenue for our single color small format presses was primarily due to decreased demand for our single color small format presses as a result of increased competition from Chinese competitors.

Pre-press Printing Equipment

CTP system. Revenue for our CTP system increased by $1.5 million, or 62.3%, from $2.3 million for the year ended June 30, 2006 to $3.8 million for the year ended June 30, 2007.  This increase is primarily because we believe we were the dominant manufacturer of computer-to-plate pre-press products in China. During fiscal 2006, we believe we were one of a few Chinese offset printing equipment manufacturers that produced and sold computer-to-plate pre-press products in China. Although we believe that at least three other Chinese competitors entered the computer-to-plate pre-press market during fiscal 2007, we believe were one of the first suppliers of computer-to-plate pre-press products and we believe we dominated this business segment during fiscal 2007. During fiscal 2007, we marketed our CTP system along the coastal areas and other economically-developed regions of China and the demand for our CTP system increased. Consequently, sales of our CTP system increased in fiscal 2007.

Press Printing Equipment

Revenue for our press printing equipment increased by $23.3 million, or 56.1%, from $41.5 million for the year ended June 30, 2006 to $64.8 million for the year ended June 30, 2007. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.

Single color small format press. Revenue for our single color small format presses decreased by $1.9 million, or 24.0%, from $7.9 million for the year ended June 30, 2006 to $6.0 million for the year ended June 30, 2007. This decrease was primarily due to increased competition from Chinese competitors and decreased marketing efforts. Demand for our single color small format presses, a less sophisticated and low technology product, decreased as more Chinese manufacturers entered the single color small format press business, increasing competition. The low barrier to entry allows manufacturers to enter this market with relative low cost. In addition, as part of our plan to focus on selling more technologically advanced products, we also decreased marketing efforts for our single color small format presses, instead increasing our marketing efforts for our multicolor (small and large format) presses.

Single color large format press. Revenue for our single color large format presses increased by $1.9 million, or 24.5%, from $7.8 million for the year ended June 30, 2006 to $9.7 million for the year ended June 30, 2007. This increase was primarily due to increased demand for model DY174, a newer model of our single color large format press. We believe the increase in demand for our single color large format presses, particularly model DY174, was partially a result of increased marketing activities.  We promoted model DY174 as a complementary product to our multicolor (small and large format) presses at exhibitions and trade shows we participated in fiscal 2007.

Multicolor small format press. Revenue for our multicolor small format presses increased by $8.9 million, or 103.5%, from $8.5 million for the year ended June 30, 2006 to $17.4 million for the year ended June 30, 2007. This increase was primarily due to increased demand.  We believe the increase in demand for our multicolor small format presses was partially a result of increased marketing activities.  During fiscal 2007, we participated in 101 exhibitions and trade shows, an increase of 52 exhibitions and trade shows when compared to fiscal 2006. In addition, we performed more demonstrations of our multicolor small format presses to our end-user customers, to showcase the quality of the printed materials as well as the speed and ease of use, in fiscal 2007 when compared to fiscal 2006.

Multicolor large format press. Revenue for our multicolor large format presses increased by $14.5 million, or 83.8%, from $17.2 million for the year ended June 30, 2006 to $31.7 million for the year ended June 30, 2007. This increase was primarily due to increased demand.  We believe the increase in demand for our multicolor large format presses was partially a result of increased marketing activities.  During fiscal 2007, we participated in 101 exhibitions and trade shows, an increase of 52 exhibitions and trade shows when compared to fiscal 2006. In addition, we performed more demonstrations of our multicolor large format presses to our end-user customers, to showcase the quality of the printed materials as well as the speed and ease of use, in fiscal 2007 when compared to fiscal 2006.

Cost of Revenue

Our cost of revenue increased by $15.2 million, or 67.6%, from $22.5 million for the year ended June 30, 2006 to $37.7 million for the year ended June 30, 2007. This increase in our cost of revenue was primarily due to the increase in volume of our products sold during this period, particularly the sale of our multicolor (small and large format) presses. Most of our increases were from the purchase of additional raw materials, such as steel and iron, as more materials were needed to manufacture our multicolor (small and large format) presses. Our raw material costs increased by $14.5 million, or 73.7%, from $19.7 million in fiscal 2006 to $34.2 million in fiscal 2007. Also, our labor costs increased by $0.5 million, or 25.3%, from $1.8 million in fiscal 2006 to $2.3 million in fiscal 2007 primarily due to employees working additional hours to produce a greater volume of products. Lastly, our depreciation expense had increased by $0.2 million, or 51.2%, from $0.4 million in fiscal 2006 to $0.6 million in fiscal 2007 mainly due to the purchase of new manufacturing equipment to be used at Hunan Duoyuan.

As a percentage of revenue, our cost of revenue increased from 51.4% in fiscal 2006 to 55.6% for fiscal 2007. The increase was mainly due to the reasons described above.

Gross Profit

As a result of the factors above, our gross profit increased by $8.8 million, or 41.6%, from $21.3 million for the year ended June 30, 2006 to $30.1 million for the year ended June 30, 2007. The increase in gross profit during this period was due to the increased production and sale of our multicolor (small and large format) presses, which have higher gross profits and profit margins than our single color (small and large format) presses.

Gross profit margin decreased by 4.2% from 48.6% in fiscal 2006 to 44.4% in fiscal 2007. This decrease in gross profit margin percentage was due to the overall price increases of our raw materials, particularly steel and iron. Specifically, the price of steel and iron each increased by 49.1% and 45.5% in fiscal 2007, respectively, when compared to fiscal 2006.

Selling Expenses

Selling expenses increased by $4.0 million, or 108.6%, from $3.8 million for the year ended June 30, 2006 to $7.8 million for the year ended June 30, 2007. This increase was primarily due to an increase in the salaries and commissions of our sales staff, our advertising expenses and participation in industry trade conferences.

The salaries and commissions paid to our sales staff increased by $1.1 million, or 78.9%, from $1.5 million in fiscal 2006 to $2.6 million in fiscal 2007. The increase in salaries and commissions was primarily due to the hiring of 13 new sales representatives during the year and bonuses awarded to our sales personnel for meeting or exceeding their sales and performance targets.

Our advertising expenses increased by $0.5 million, or 87.2%, from $0.6 million in fiscal 2006 to $1.1 million in fiscal 2007. This increase was primarily due to an increase in print advertising for our products in magazine and trade journals, our increased participation in industry trade conferences and the related costs of preparing exhibition and promotional materials.

As a percentage of revenue, selling expenses increased by 2.9% from 8.6% for fiscal 2006 to 11.5% for fiscal 2007.  This increase was mainly due to the reasons described above.

General and Administrative Expenses

General and administrative expenses increased by $0.2 million, or 6.3%, from $2.9 million for the year ended June 30, 2006 to $3.1 million for the year ended June 30, 2007.  This increase was primarily due to an increase in traveling costs of our executive management, office supplies and reserve for doubtful accounts.

Traveling costs increased by $0.1 million from $0.1 million in fiscal 2006 to $0.2 million in fiscal 2007. This increase was primarily due to increased traveling costs incurred by members of our executive management team as they met with potential investors in connection with the Private Placement.

General office supplies increased by $0.1 million from $0.2 million in fiscal 2006 to $0.3 million in fiscal 2007. This increase was primarily due to increased purchases of ink cartridges for printers and copiers and other office supplies.

The reserve for doubtful accounts increased by $0.5 million from $0 in fiscal 2006 to $0.5 million in fiscal 2007. We increased our reserve for doubtful accounts as we increased sales of our multicolor (small and large format) presses. For multicolor (small and large format) presses, distributors are not required to pay for the entire purchase price before shipment unlike for our single color (small and large format) presses. Instead distributors for our multicolor (small and large format) presses are required to pay 50% to 70% of the purchase price before shipment, based on their preferred credit terms. Because of the increase in sales of multicolor (small and large format) presses and the greater risk of non-payment and incomplete or partial payment from our distributors, we increased our reserve for doubtful accounts.

As a percentage of revenue, general and administrative expenses decreased from 6.6% to 4.5% for fiscal 2006 and fiscal 2007, respectively. This decrease was primarily a result of our revenue increasing faster than our administrative expenses.

Research and Development Expenses

Research and development expenses remained constant at $1.0 million for the years ended June 30, 2006 and 2007. Research and development expenses in fiscal 2007 included the purchase of raw materials in connection with our sample development and the research expenses related to the design of a new single color small format press and a multicolor large format press.

As a percentage of revenue, research and development expenses decreased from 2.4% to 1.5% in fiscal 2006 and fiscal 2007, respectively. This decrease was mainly a function of our revenue increasing faster than our research and development expenses.

Income from Operations

Income from operations increased by $4.6 million, or 33.7%, from $13.6 million for the year ended June 30, 2006 to $18.2 million for the year ended June 30, 2007.

The increase was due to the increased sale of our multicolor (small and large format) presses, which generate higher revenue than single color (small and large format) presses.

Liquidated Damages Expense

In November 2006, we raised approximately $23.5 million by issuing shares to the Private Placement Investors under the Private Placement.  We were obligated to (1) register the resale of these shares with the Securities and Exchange Commission within 90 days of the closing of the Private Placement, pursuant to the Registration Rights Agreement and (2) terminate certain related party transactions. We failed to timely register for resale the private placement shares and terminate the related party transactions, resulting in liquidated damages. We recorded $2.1 million in liquidated damages and expenses for the year ended June 30, 2007. We did not have any liquidated damages expenses in the year ended June 30, 2006.

Other Income (Expenses)

Other expenses decreased by $218,240, or 91.3%, from $238,974 for the year ended June 30, 2006 to $20,734 for the year ended June 30, 2007.

We had interest expense of $0.7 million from short-term borrowing in each of fiscal 2006 and fiscal 2007. In each of fiscal 2006 and fiscal 2007, interest expenses were offset by non-operating rental income of $0.5 million. In addition, in fiscal 2007, our interest expense was offset by $0.2 million of interest income.

Minority Interests

Minority interests increased by $53,464, or 28.6%, from $187,120 for the year ended June 30, 2006 to $240,584 for the year ended June 30, 2007. This increase was primarily due to the increase of net income of Langfang Duoyuan and Hunan Duoyuan.

Provision for Income Taxes

Provision for income taxes increased by $1.5 million, or 592.0%, from $0.3 million for the year ended June 30, 2006 to $1.8 million for the year ended June 30, 2007. This increase in the provision for income taxes was primarily attributable to the increase in our revenue by 55.0% over the same period. Our effective tax rates for fiscal 2006 and fiscal 2007 were 0.0% and 16.5%, respectively.

Duoyuan China was tax exempt prior to January 1, 2006. Duoyuan China’s income tax rate from January 1, 2006 to June 30, 2007 was 16.5%.  Langfang Duoyuan was tax exempt prior to January 1, 2008. Pursuant to the preferential tax treatment granted by the local government, Hunan Duoyuan is tax exempted through calendar year 2009.

Net Income

As a result of the foregoing, net income increased by $1.1 million, or 8.4%, from $12.9 million for the year ended June 30, 2006 to $14.0 million for the year ended June 30, 2007. Net income margin decreased to 20.6% for fiscal 2007 from 29.6% for fiscal 2006. This decrease was mainly attributed to the accrual of liquidated damages and the related party transaction penalty, which together were equivalent to over 3% of our revenue for fiscal 2007.

As a percentage of revenue, net income decreased 8.9% from 29.5% for the year ended June 30, 2006 to 20.6% for the year ended June 30, 2007.

Foreign Currency Translation Adjustment

Foreign currency exchange adjustment increased by $1.4 million, or 330.7%, from $0.4 million for the year ended June 30, 2006 to $1.8 million for the year ended June 30, 2007. The primary reason for the increase in the foreign currency exchange adjustment was the Renminbi appreciation against the U.S. dollar. For fiscal 2007, our assets and liabilities are translated at a rate of RMB7.60 to $1.00, and our operating results are translated at RMB7.81 to $1.00. For fiscal 2006, our assets and liabilities were translated at a rate of RMB8.01 to $1.00, and our operating results are translated at RMB8.06 to $1.00. Our equity accounts are calculated on basis of historical exchange rates.

Liquidity and Capital Resources

We relied primarily on cash flows from operating activities and our bank loans for our capital requirements for the years ended June 30, 2006, 2007 and 2008. Since we have not encountered any difficulties in meeting our cash obligations to date, we believe that cash flows from operating activities and our bank loans will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.

Our long-term liquidity needs will relate primarily to working capital to pay our suppliers, as well as any increases in manufacturing capacity or acquisitions of third party businesses or licenses that we may seek in the future. We expect to meet these requirements primarily through revolving short-term bank borrowings, as well as our cash flows from operations, which we expect will increase with the planned increase in our manufacturing capacity. We believe our working capital is sufficient for these current requirements, though we may require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or increase our borrowing level. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on our actual results of operations.

The actual amount and timing of our future capital requirements may differ materially from our estimate depending on our actual results of operations. As of June 30, 2006, 2007 and 2008, we had cash of $3.7 million, $7.8 million and $14.2 million, respectively. For a discussion of our current level of borrowing, see “—Sources and Uses of Cash” below. There is no seasonal fluctuation to our borrowing requirements.

Sources and Uses of Cash

The following table sets forth a summary of our cash flows for the periods indicated:

	Year ended June 30,
	2006	2007	2008
Cash flows data:	(in thousands)
Cash flows provided by (used in) operating activities	$4,933	$(4,200)	$16,801
Cash flows used in investing activities	(1,563)	(11,081)	(10,524)
Cash flows provided by (used in) financing activities	0	19,171	(1,092)

As of June 30, 2008, we had four short term loans outstanding, in the aggregate amount of $11.4 million with Bank of Agriculture, Chongwen branch, in China. Each loan has an expiration date of no longer than one year. One loan in the amount of $2.9 million has an interest rate of 6.732%. Two loans, in the aggregate amount of $7.0 million, have an interest rate of 7.227%. The last loan, in the amount of $1.5 million, has an interest rate of 8.57%. Interest on our loans is accrued quarterly. We had a total of $12.3 million, $12.9 million and $11.4 million outstanding on these loans as of June 30, 2006, 2007 and 2008, respectively. The loans outstanding as of June 30, 2008 are secured by our plant and land use rights for our Hunan Duoyuan facility. We plan to either repay the debt as it matures or refinance the debt.  These loans were made under our RMB100.0 million ($14.3 million) revolving credit line. We are allowed to refinance these loans by entering into new short-term loan agreements.

Banks in China are subject to national banking regulations and may withdraw our credit line if regulations change. If the Bank of Agriculture were to withdraw our credit line, we would use cash on hand or external financing to repay amounts outstanding. We provide our financial information as well as other documentation required by the Bank of Agriculture on a quarterly basis. We have not had any indication from the Bank of Agriculture that it intends to not renew the short-term loan agreements.

Operating Activities

Net cash provided by operating activities for the years ended June 30, 2006, 2007 and 2008 was generated from our net income of $12.9 million, $14.0 million and $26.5 million, respectively, as adjusted in each year for non-cash items such as depreciation and amortization, and for changes in various assets and liabilities such as accounts receivable, accounts payable and inventories.

Net cash provided by operating activities increased from net operating cash used of $4.2 million in fiscal 2007 to net operating cash provided of $16.8 million in fiscal 2008. This increase was primarily due to an increase in net income from $14.0 million to $26.5 million over the same period. This increase in operating cash flows was offset by (1) an increase in accounts receivable of $9.7 million, (2) an increase in inventory of $1.6 million and (3) a decrease in accounts payable of $1.3 million. The increase in accounts receivable was primarily due to a marked increase in sales of our multicolor (small and large format) presses. In addition, we selectively granted preferred credit terms to distributors who distribute our multicolor (small and large format) presses, reducing the amount of advanced payments due to us as a reward for meeting or exceeding their sales targets in the prior year.  The increase in inventory was primarily due to increase in production of multicolor (small and large format) presses.  More raw materials are needed to produce multicolor (small and large format) presses than single color (small and large format) presses.  Accounts payable decreased because we shortened the payment periods for several key suppliers.  We agreed to a shorter payment schedule with these suppliers in order to obtain favorable pricing on raw materials.

Net cash provided by operating activities decreased from net operating cash provided of $4.9 million in fiscal 2006 to net operating cash used of $4.2 million in fiscal 2007. This decrease was primarily due to (1) an increase in accounts receivable of $9.5 million, (2) an increase in inventory of $2.4 million and (3) a decrease in accounts payable of $10.9 million. The decrease in our operating cash flows was partially offset by an increase in net income from $12.9 million to $14.0 million over the same period. The increase in accounts receivable was primarily due to an increase in sales of our multicolor (small and large format) presses. In addition, we selectively granted preferred credit terms to our distributors who distribute our multicolor (small and large format) presses, reducing the amount of advanced payments due to us as a reward for meeting or exceeding their sales targets in the prior year.  The increase in inventory was primarily due to increase in production of multicolor (small and large format) presses and single color large format presses. Accounts payable decreased because we shortened the payment periods for several key suppliers.  We agreed to a shorter payment schedule with these suppliers in order to obtain favorable pricing on raw materials.

Investing Activities

Net cash used in investing activities for the years ended June 30, 2006, 2007 and 2008 was $1.6 million, $11.1 million and $10.5 million, respectively.

Net cash used in investing activities decreased $0.6 million, or 5.0%, from $11.1 million in fiscal 2007 to $10.5 million in fiscal 2008. For fiscal 2008, our investing activities included improving and upgrading our production lines and manufacturing facilities at Langfang Duoyuan and/or Hunan Duoyuan, and purchasing machinery and equipment to use at these facilities.  Net cash used in investing activities also included expenses related to the launching of a new post-press product, namely our cold-set corrugated printing press.  Specifically, we expended (1) $2.1 million to improve and upgrade our production lines and manufacturing facilities at Langfang Duoyuan and Hunan Duoyuan, (2) $1.5 million to purchase machinery and equipment, including a JY sand mixer, which is used for heating and shaping parts for our press products, and a double-post low temperature wax injector to improve the casting manufacturing of our press parts, (3) $4.3 million for land clearing and site preparation services for building our cold-set corrugated printing press factory at Langfang Duoyuan and (4) $2.6 million as prepayment for new manufacturing equipment to produce our cold-set corrugated printing presses.

Net cash used in investing activities increased $9.5 million, or 609.0%, from $1.6 million in fiscal 2006 to $11.1 million in fiscal 2007. During fiscal 2007, we used $0.3 million to make general building improvements at Langfang Duoyuan. In addition, we used $10.8 million to purchase machinery and equipment, including a grinding machine, gear grinding machine, universal gear measuring machine, lathe, milling and drilling machine for use at Hunan Duoyuan.  We purchased this equipment to manufacture our single color large format and multicolor large format presses more efficiently.

During fiscal 2006, we used $0.2 million to purchase an external cylindrical grinding machine and internal grinder machine to replace the existing equipment at Hunan Duoyuan. In addition, we used $0.1 million to upgrade our computer network at Hunan Duoyuan. We also made a prepayment of $1.3 million to purchase a gear grinding machine, milling machine, universal gear measuring machine and other manufacturing equipment to use at Hunan Duoyuan. This equipment purchase was completed during fiscal 2007.

Financing Activities

Cash provided by and used in our financing activities consists of borrowings from and repayments to our short-term loans. Net cash used in financing activities was $1.1 million for the year ended June 30, 2008, which was the result of our payment for lines of credit exceeding proceeds by approximately $2.75 million offsetting with a decrease in restricted cash of $2.1 million, compared to net cash provided by financing activities of $19.2 million for the year ended June 30, 2007, which was the result of the Private Placement we completed in November 2006. We did not engage in any private placement fundraising activities in fiscal 2008.

Net cash provided by financing activities was $19.2 million in fiscal 2007, which was the result of the Private Placement we completed in November 2006. Of this $19.2 million, we used $9.2 million for equipment purchase, $3.5 million for technology renovation and $6.5 million for infrastructure renovation of our manufacturing facilities at Langfang Duoyuan and Hunan Duoyuan. No other financing was needed in fiscal 2006.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2008:

Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long Term Debt Obligations	$-	$-	$-	$-	$-
Capital Lease Obligations	$-	$-	$-	$-	$-
Operating Lease Obligations	$82	$82	$-	$-	$-
Purchase Obligations	$-	$-	$-	$-	$-
Repayment Obligations under Line of Credit	$11,380	$11,380	$-	$-	$-
Total	$11,462	$11,462	$-	$-	$-

Other than the contractual obligations set forth above, we do not have any operating lease obligations or repayment obligations under lines of credit.

Capital Expenditures

Our capital expenditures for the years ended June 30, 2006, 2007 and 2008 were $1.6 million, $11.1 million and $10.5 million, respectively. Our capital expenditures for the years ended June 30, 2006 and 2007 were primarily for improving and upgrading our production lines and manufacturing facilities at Langfang Duoyuan and/or Hunan Duoyuan, and purchasing machinery and equipment to use at these facilities.

For fiscal 2008, our capital expenditures were primarily for improving and upgrading our production lines and manufacturing facilities at Langfang Duoyuan and/or Hunan Duoyuan, and purchase machinery and equipment to use at these facilities. Our capital expenditures in fiscal 2008 also included expenses related to the launching of a new post-press product, namely our cold-set corrugated printing press.  Specifically, we expended (1) $2.1 million to improve and upgrade our production lines and manufacturing facilities at Langfang Duoyuan and Hunan Duoyuan, (2) $1.5 million to purchase machinery and equipment, including a JY sand mixer, which is used for heating and shaping parts for our press products, and a double-post low temperature wax injector to improve the casting manufacturing of our press parts, (3) $4.3 million for land clearing and site preparation services for building our cold-set corrugated printing press factory at Langfang Duoyuan and (4) $2.6 million as prepayment for new manufacturing equipment to produce our cold-set corrugated printing presses.

In fiscal 2009 and fiscal 2010, we intend to make additional capital expenditures of approximately $25.0 million, in the aggregate, in connection with launching our cold-set corrugated printing press business, which will include the purchase of the necessary technology to produce our cold-set corrugated printing presses.  In addition, during these periods, we also plan to make capital expenditures of approximately $5.0 million, in the aggregate, to upgrade our in-house production facilities for our key components at Hunan Duoyuan.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support research and development efforts, the expansion of manufacturing and sales activities and the introduction of new products. In connection with the anticipated launch of our cold-set corrugated printing press product line, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which may require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and additional financing, if required, may be unavailable in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” or SFAS 159. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of SFAS 159 is to provide opportunities to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply hedge accounting provisions. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of the fiscal year that begins after November 15, 2007. We adopted SFAS No. 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51,” or SFAS 160, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We have not determined the effect that the application of SFAS 160 will have on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of SFAS No. 133,” or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format, (2) the disclosure of derivative features that are credit risk-related and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

In June 2008, the FASB issued EITF 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock,” or EITF No. 07-5. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to our own stock and (b) classified as stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). We are currently evaluating the impact of adoption of EITF No. 07-5 on our consolidated financial statements.

Seasonality

Typically, we recognize lower revenue during our third fiscal quarter from January to March each year due to the Chinese Lunar New Year holiday, when our factories close for one week. Our distributors, who are all in China, are also on holiday during this time of the year. Typically, our second fiscal quarter, from October to December each year, is our strongest quarter because most Chinese businesses complete planned purchases of capital goods during this period.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of revenue if the selling prices of our products do not increase with these increased costs.

Other Events

Reverse Stock Split

Effective as of July 17, 2007, our Board of Directors approved and we effected a 1 for 2.68189924 reverse split of our then issued and outstanding shares. All share and per share prices used in our financial statements and notes thereto have been retroactively restated to reflect this reverse stock split.

We had 67,047,481 pre-split shares issued and outstanding prior to the reverse stock split and 25,000,050 shares issued and outstanding after the reverse stock split.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Exchange Rate Sensitivity

Although we maintain our books and records in Renminbi, the functional currency of China, we use the U.S. dollar as the reporting currency of our financial statements. The exchange rate between the U.S. dollar and the Renminbi is subject to the foreign exchange quotation publicized by the People’s Bank of China daily. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period and equity is translated at historical exchange rates.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the year ended June 30, 2008.

Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the value of the U.S. dollar (or any other currency) may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under the currency policy in effect in China today, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this currency policy, and if such liberalization occur, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. The exchange rate of the Renminbi as of June 30, 2008 was RMB6.854 to $1.00. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in “Item 1A. Risk Factors—Risks Related to Doing Business in China—Government control of currency conversion and exchange rate fluctuations may materially and adversely affect our business.”

Our exposure to foreign exchange risk primarily relates to cash and cash equivalents denominated in U.S. dollars as a result of our past issuance of common shares through private placements. For example, to the extent that we need to convert U.S. dollars received in the private placements into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount that we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in the exchange rate would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

At June 30, 2008, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $23.5 million (including our non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.4 million at June 30, 2008. We have not entered into any foreign currency instruments for trading purposes at June 30, 2008.

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

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term loans. As of June 30, 2008, we had RMB78.0 million ($11.4 million) outstanding on our bank lines of credit which are subject to interest rate change risk. Although the interest rates on our short-term loans are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term loans are determined by reference to the benchmark interest rates set by the People’s Bank of China, or the PBOC. Since May 28, 2006, the PBOC has increased the benchmark interest rate of Renminbi bank loans with a term of 6 to 12 months three times and on each occasion by approximately 0.27%. As a result, from 2006 to 2007, the benchmark interest rate for these Renminbi bank loans increased from 5.85% to 7.29% and the interest rate applicable to us increased from 6.14% to 7.23% over the same period. Any future increase in the PBOC’s benchmark interest rate will result in an increase in our interest expenses.

As of June 30, 2008, our short term loans with exposure to interest rate risk had an aggregate fair value of approximately $11.4 million. The potential change in fair market value for these short term loans from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.1 million at June 30, 2008. We have not hedged our exposure to interest rate risk and have not entered into any interest rate sensitive instruments for trading purposes at June 30, 2008. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.

Item 8.	Financial Statements and Supplementary Data.

The information required by this item is contained in the consolidated financial statements listed in Item 15(a) (1) under the caption “Consolidated Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

A material weakness (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." During its assessment of the effectiveness of internal control over financial reporting as of June 30, 2008, our management identified material weaknesses related to the following:

1.
Accounting and Finance Personnel Weaknesses - We lack accounting and finance personnel with adequate knowledge, skills and training with respect to financial reporting and preparation of financial statements under U.S. GAAP. Our accounting department needs to improve its knowledge of U.S. GAAP by increasing training and supervision of its current staff and/or hiring knowledgeable accounting personnel. A failure to implement this change may have a material impact on the application of U.S. GAAP to our overall financial reporting and accounting, including sales (including rebates), cost of revenue, accounts receivable, payables and expenses, inventory and other material accounts.

2.
Lack of Internal Audit Function - We lack sufficient personnel to perform our internal audit functions effectively. In addition, the scope and effectiveness goal of internal audit function have not been identified. Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

In light of the foregoing material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2008. Our ineffective internal control over financial reporting could result in material misstatements in our annual or interim financial statements that would not be prevented or detected. However, nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2008. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Securities and Exchange Commission.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management has identified the steps necessary to address the material weaknesses described above, as follows:

1.
We are in the process of hiring a permanent Chief Financial Officer with knowledge of and experience with U.S. GAAP. In addition, we intend to expand training and supervision of our accounting staff to ensure timely and accurate recording of financial transactions, reconciliation of certain material accounts and preparation of financial statements in accordance with U.S. GAAP. Furthermore, we are working to establish policies and procedures regarding timing and method of seeking outside counsel with relevant expertise to advise on transactions with complex and non-routine accounting and legal issues.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

Auditor Attestation

This Annual Report does not include an attestation of our registered public accounting firm regarding internal control over financial reporting. Our management’s report on internal control was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

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

The following table sets forth information regarding the members of our board of directors and executive officers and other significant employees as of June 30, 2008. In connection with the closing of the Equity Transfer, our executive officers and directors at that time resigned and were completely replaced with the executive officers and directors of Duoyuan China. There are no family relationships between and among the directors and executive officers.

Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws. The business address of each of our directors and executive officers is No. 3 Jinyuan Road, Daxing Industrial Development Zone, Beijing, People’s Republic of China 102600.

Name	Age	Position
Directors
Wenhua Guo	46	Chairman of Board of Directors, Chief Executive Officer
Xiqing Diao	38	Director, Chief Operating Officer
Lianjun Cai	58	Director
Christopher Patrick Holbert	37	Director
Punan Xie	72	Director

Officers
Gene Michael Bennett	60	Former Chief Financial Officer
Wenzhong Liu	40	Vice President of Sales and Marketing
William Milewski	45	Former Chief Financial Officer
Baiyun Sun	53	Interim Chief Financial Officer and Controller
Yubao Wei	41	Chief Technology Officer

Our Directors

Wenhua Guo, Chairman of the Board of Directors and Chief Executive Officer. Mr. Guo is the founder of Duoyuan China and has served as the chairman of our board of directors and chief executive officer since the closing of the Equity Transfer on October 6, 2006. Before Mr. Guo founded Duoyuan China, he was a physics teacher at Beijing Chemical Institute from 1983 to 1989. Mr. Guo is also chairman of Duoyuan Electric Group and the founder, chairman and chief executive officer of Duoyuan Global Water Inc. Mr. Guo received a bachelor’s degree in physics from Beijing Normal University, China.

Lianjun Cai, Director. Mr. Cai has served as our director and chairman of our compensation committee of the board of directors since April 2007. Mr. Cai served as director of Industrial Committee of Daxing Industrial Development Zone in Beijing from 2001 to 2004. From 1992 to 2001, he served as general manager of the Management Committee of Daxing Industrial Development Zone. Mr. Cai received a bachelor’s degree in economy management from Beijing Communist Party Committee School, China.

Xiqing Diao, Director and Chief Operating Officer.  Mr. Diao has served as our director and chief operating officer since November 2005. He served as vice general manager of Duoyuan Water from August to November 2005, assistant general manager of Duoyuan Electric (Tianjin) Auto Water Pump Co., Ltd. from January to July 2005, and general manager of Operations of Duoyuan Electric Group from January 2003 to December 2004. From May 2001 to December 2002, Mr. Diao served as general manager of No. 1 Division of Duoyuan Water. He was also an ISO9001:2000 Internal Auditor, ISO 14000 Internal Auditor and ISO14000 Internal Auditor in 2004. Mr. Diao received a bachelor’s degree in mechanics from Tianjin Textile Technology Institute, China.

Christopher Patrick Holbert, Director.  Mr. Holbert has served as our director since July 2007. Since July 2007, he has served as the chairman of our audit committee and a member of our compensation and nominating committees. Since September 2008, he has served as a member of the board of directors of Duoyuan Global Water Inc. Since August 2008, Mr. Holbert has served as vice president of Vision China Media Inc. From July 2006 to October 2008, he served as the chief financial officer of Techfaith Wireless Technology Limited. From 2005 to 2006, he served as the director of finance for CDC Corporation. From 2004 to 2005, he served as director of Sarbanes-Oxley Act of 2002 compliance at Chinadotcom Corporation, the predecessor of CDC Corporation. From 2003 to 2004, he served as vice president of finance of Newpalm China, a subsidiary of Chinadotcom Corporation. From 2001 to 2003, he was the founding partner of Expat-CFO Services Limited, a Shanghai-based financial consultancy providing advice on doing business in China. Mr. Holbert has also served as an auditor and consultant with Deloitte Touche Tohmatsu. He is a certified public accountant and has 12 years of experience in the field of accounting and financial management. Mr. Holbert received a bachelor’s degree in science with a concentration in accounting from Bowie State University, United States.

Punan Xie, Director.  Mr. Xie has served as our director and chairman of our nominating committee since April 2007. Mr. Xie taught at Beijing Institute of Printing from 1978 to 2001 and was the section chief of the Research Department, director of faculty of the Printing Faculty and assistant to the president of the Beijing Institute of Printing from 1985 to 1987. Mr. Xie served as vice principal of Beijing Institute of Printing from 1987 to 2001. He served as director of the Program of Print Engineering of the National Higher Education Committee, vice director of the National Standard Committee of Printing Equipment, and vice director of Educational Committee of China Printing Technical Association. Mr. Xie was a technical committee member of China Printing Equipment and Appliance Association, counselor of the expert consultative committee of the Beijing government, valuator for the National Science and Technology Achievement Award and national expert of evaluation of light-industry products and printing equipment import. Mr. Xie received a bachelor of science degree in printing mechanism from the Moscow Institute of Printing, Russia.

Our Executive Officers

Gene Michael Bennett, Former Chief Financial Officer.  Mr. Bennett served as our chief financial officer from July 18, 2007 to December 20, 2007. Mr. Bennett had served as our director and our audit committee chairman between April 2007 and July 2007. He resigned from our board of directors on July 18, 2007. Mr. Bennett was a partner at Nexis Investment Consulting Corporation (Beijing) between 2004 and 2007, where he assisted Chinese companies to raise funding and assisted U.S. companies to find appropriate mergers and acquisitions candidates and investment opportunities. He was a partner at ProCFO from 2000 to 2004, where he provided temporary chief financial officer services to companies with such needs. Mr. Bennett received a bachelor’s degree in finance and accounting and a master of business administration degree from Michigan State University, United States.

Wenzhong Liu, Vice President of Sales and Marketing.  Mr. Liu has served as our vice president of sales and marketing since November 2005. He served as assistant general manager of sales at Duoyuan China from July to October 2005, interim general manager of sales at Duoyuan China from November 2004 to June 2005, and sales representative at Duoyuan China from January 2001 to October 2004. Mr. Liu received a bachelor’s degree in science from Luoyang Engineering Institute, China.

William Milewski, Former Chief Financial Officer.  Mr. Milewski served as our chief financial officer from
March 1, 2008 to May 21, 2008. Prior to joining us, he served as chief financial officer of Foster Partners Asia between 2006 and 2008. Prior to serving at Foster Partners Asia, he served as co-founder and chief financial officer of Bbmao.com Co. Ltd., China’s first metasearch engine provider. From 2003 to 2005, Mr. Milewski served as chief financial officer of POINTek, Inc., an optical components manufacturer.  Mr. Milewski received a bachelor’s degree in economics and French from George Washington University, United States, and a master of business administration degree from the University of Hartford, United States.

Baiyun Sun, Interim Chief Financial Officer and Controller.  Ms. Sun has served as our interim chief financial officer since May 21, 2008. As of June 30, 2008, she is also our controller. Previously, she served as our interim chief financial officer from December 20, 2007 to March 1, 2008. Prior to that, she was our chief financial officer from October 6, 2006 to July 18, 2007, our director and vice president between June 2001 and April 2007 and chief accountant of Duoyuan Electric Group from January 1994 to May 2001. Ms. Sun received a bachelor’s degree in accounting from Beijing Finance and Commerce Institute, China.

Yubao Wei, Chief Technology Officer.  Mr. Wei has served as our chief technology officer since December 2007. He served as the general manager of production of Duoyuan China from July 2004 to December 2007 and as general manager of technology of Duoyuan China from July 2003 to June 2004. Mr. Wei received a master’s degree in engineering from Tsinghua University, China.

Board of Directors and Committees

Board of Directors

Our board of directors consists of five directors, namely (1) Wenhua Guo, (2) Xiqing Diao, (3) Lianjun Cai, (4) Christopher Patrick Holbert and (5) Punan Xie. Our directors hold office until our annual meeting of shareholders, where their successor will be duly elected and qualified, or until the directors’ death, resignation or removal, whichever is earlier. We have not held an annual meeting of shareholders since we acquired Duoyuan China in 2006. See “Item 1A. Risk Factors—Risks Related to Our Business—We have not held any annual shareholder meetings since we acquired Duoyuan China in 2006, and as a result, our shareholders have limited ability to exercise their voting rights.”

Our board of directors is comprised of a majority of “independent” directors, as such term is defined in the NASDAQ rules and Rule 10A-3 of the Exchange Act. Our three independent directors are Messrs. Cai, Holbert and  Xie. The remaining two directors, Messrs. Guo and Diao also serve as our executive officers and do not qualify as independent directors.

Our board of directors has three committees, namely our (1) audit committee, (2) compensation committee and (3) nominating committee. All of our committees are comprised of independent directors.

Compensation Committee

Our compensation committee is comprised of Lianjun Cai, Punan Xie and Christopher Patrick Holbert. Mr. Cai serves as the chairman of our compensation committee. Our compensation committee operates under a charter adopted by our board of directors. The purpose of our compensation committee is to determine compensation of our executive officers and directors and oversee our compensation policies. The primary responsibilities of our compensation committee include (1) determining the amount and form of executive compensation, (2) administering our equity-based compensation plans, if one is adopted, (3) reviewing and evaluating executive performances and (4) establishing and reviewing our general compensation policies.

Nominating Committee

Our nominating committee is comprised of Punan Xie, Lianjun Cai and Christopher Patrick Holbert. Mr. Xie serves as the chairman of our nominating committee. Our nominating committee operates under a charter adopted by our board of directors. The purpose of our nominating committee is to identify director candidates, recommend director nominees, and oversee our corporate governance. The primary responsibilities of our nominating committee include (1) identifying and evaluating director candidates, (2) recommending committee members and (3) conducting annual performance evaluation of our board of directors.

Audit Committee

Our audit committee, established in accordance with Section 3(a)(58)(A) of the Exchange Act, is comprised of Christopher Patrick Holbert, Lianjun Cai and Punan Xie. Mr. Holbert serves as the chairman of our audit committee. The charter of our audit committee provides that its members must meet the independence requirements under the NASDAQ rules and as well as those imposed by Rule 10A-3 of the Exchange Act. Our board of directors determined that each member of our audit committee meets the foregoing independence requirements. Our board of directors has determined that Mr. Holbert is an “audit committee financial expert,” as such term is defined by the Securities and Exchange Commission.

Our audit committee operates under a charter adopted by our board of directors. The purpose of our audit committee is to oversee our accounting and financial reporting processes and audits of our financial statements. The primary responsibilities of our audit committee include (1) appointing and providing for the compensation of the independent auditor, (2) overseeing and evaluating the independent auditor’s work, (3) overseeing our internal control procedures over financial reporting and (4) approving all professional services to be provided to us by our independent auditor.

Code of Ethics

We have not adopted a code of ethics applicable to our chief executive officer, chief financial officer, controller or persons performing similar functions. We are in the process of designing a code of ethics and will provide the required disclosure once it is completed.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of our directors or executive officers has been involved with any of the following events (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (3) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his/her involvement in any type of business, securities or banking activities, or (4) any determination by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodities Futures Trading Commission that has not been reversed, suspended or vacated, regarding violation of a federal or state securities or commodities law.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

During the year ended June 30, 2008, our compensation committee was responsible for setting our compensation policies, approving the amount and form of executive compensation and administering our benefit plans. The primary objectives of our compensation committee with respect to our executive compensation program were to attract and retain highly talented and dedicated executives and to align executives’ incentives with the creation of shareholder value. As of June 30, 2008, our compensation committee consisted of Lianjun Cai, Christopher Patrick Holbert and Punan Xie. Mr. Cai served as the chairman of our compensation committee.

During fiscal 2008, our named executive officers consisted of Wenhua Guo, our chief executive officer, Baiyun Sun, our interim chief financial officer and controller, Gene Michael Bennett, former chief financial officer, and William Milewski, former chief financial officer.

In determining the amounts of compensation paid to our named executive officers during fiscal 2008, our compensation committee generally reviewed and considered the level of compensation paid to comparable executives at two publicly listed companies in China: Beiren Printing Machinery Holdings Limited, or Beiren, and Shanghai Electric Printing & Package Machinery Co., Ltd., or Shanghai Electric. Our compensation committee chose these companies because they are Chinese companies, operating in the offset printing industry that are of similar size and in a similar stage of development as us. Our compensation committee did not “benchmark” or specifically target base salary or annual discretionary incentive compensation based on this data. Instead, our compensation committee reviewed the publicly-available compensation information paid by these companies to their named executive officers in order to obtain a general understanding of Beiren and Shanghai Electric’s current compensation practices and levels.

Our compensation committee subjectively considered each officer’s general performance for the year, our overall performance as compared to Beiren and Shanghai Electric and our performance as compared to our internal strategic business goals for the year. Our compensation committee considers the local compensation practices of China. For fiscal 2008, our compensation committee did not, and has not historically, retained a compensation consultant to review our executive compensation program.

Elements of Compensation

During the year ended June 30, 2008, our executive compensation consisted of an annual base salary and an annual discretionary cash bonus program. We did not grant, and have not historically granted, any stock, stock option or other types of equity compensation. We may implement a long-term equity incentive plan in the future. However, due to the adverse impact of Chinese tax laws, we currently do not consider these types of awards desirable.

Base Salary

Each of our named executive officers’ base salary is supplemented by a position subsidy and a household subsidy, which together represent a “living allowance.” Although these subsidies are not required under Chinese law, they are common practice for Chinese companies when compensating their executives, and our compensation committee noted that both Beiren and Shanghai Electric paid these subsidies. Consistent with our historic practice, our compensation committee utilized a 75%, 15% and 10% ratio for base salary, position subsidy and household subsidy, respectively, during the year ended June 30, 2008. Based on its review of the comparative data, our compensation committee believed that this ratio to be consistent with the ratios used by other Chinese companies, including Beiren and Shanghai Electric.

The table below sets forth the base salary, position subsidy and household subsidy paid to our named executive officers for the year ended June 30, 2008:

Name and Position	Base Salary	Position Subsidy	Household Subsidy	Total
Wenhua Guo Chairman and Chief Executive Officer	$24,000	$5,620	$2,400	$32,020
Baiyun Sun(1) Interim Chief Financial Officer and Controller	$24,000	$5,620	$2,400	$32,020
Gene Michael Bennett(2) Former Chief Financial Officer	$111,100	-	-	$111,100
William Milewski(3) Former Chief Financial Officer	$50,667	-	-	$50,667

(1)
Ms. Sun served as our interim chief financial officer upon the resignation of Mr. Bennett on December 20, 2007 until we appointed Mr. Milewski as our chief financial officer on March 1, 2008. She has been serving as our interim chief financial officer and controller since Mr. Milewski resigned on May 21, 2008.

(2)
Mr. Bennett served as our chief financial officer between July 18, 2007 and December 20, 2007. The total salary paid to Mr. Bennett during fiscal 2008 was $81,100. After Mr. Bennett resigned as our chief financial officer on December 20, 2007, he continued to serve us as an independent outside consultant for six months for which we paid him $5,000 per month for a total of $30,000.

(3)	Mr. Milewski served as our chief financial officer between March 1, 2008 and May 21, 2008 and held no other position with us during fiscal 2008.

Wenhua Guo and Baiyun Sun

The base salaries of Wenhua Guo and Baiyun Sun for the year ended June 30, 2008 were primarily determined by our compensation committee’s review of (1) the base salaries paid by Beiren and Shanghai Electric and (2) our internal annual base salary level for each category of executive officers, supplemented by the position subsidy and the household subsidy.

Because Mr. Guo served as both the chairman of our board and chief executive officer, our compensation committee reviewed the compensation paid by each of Beiren and Shanghai Electric to their chairman and/or general managers during fiscal 2007. In its review, our compensation committee noted that Beiren’s chairman was paid approximately $94,000 in annual compensation and their general manager was paid approximately $69,100 in annual compensation. Our compensation committee also noted that Shanghai Electric reported paying its executive general manager approximately $86,300 in annual compensation for fiscal 2007. Upon review of this information, our compensation committee increased Mr. Guo’s base salary from $25,615 in fiscal 2007 to $32,020 in fiscal 2008, a 25% increase.

Similarly, our compensation committee noted that the reported fiscal 2007 annual compensation for Beiren’s financial manager was approximately $51,000 and it was $72,000 for the financial manager of Shanghai Electric. Upon review of this information, our compensation committee increased Ms. Sun’s base salary from $25,615 in fiscal 2007 to $32,020 in fiscal 2008, a 25% increase. During fiscal 2008, Ms. Sun served as interim chief financial officer from July 1, 2007 until July 17, 2007, December 20, 2007 to February 28, 2008, and May 21, 2008 through the end of fiscal 2008.

Former Chief Financial Officers

Gene Michael Bennett served as our chief financial officer between July 18, 2007 and December 20, 2007. William Milewski served as our chief financial officer between March 1, 2008 and May 21, 2008. When determining the base salaries for each of these two individuals, our compensation committee adopted a different methodology than the one used for our other executives because these two individuals had prior work experience outside China and were familiar with U.S. GAAP, a key consideration in their hire. For each officer, our compensation committee reviewed and considered publicly-available salary information for chief financial officers of several Chinese companies listed on a U.S. stock exchange, including the following:

eLong, Inc.	Fuwei Films (Holdings) Co., Ltd.
Sohu.com Inc.	Trina Solar Ltd.
Sina.com, Inc.	Canadian Solar Inc.
AsiaInfo Holdings, Inc.	Home Inns & Hotels Management Inc.
WuXi PharmaTech (Cayman) Inc.	Mindray Medical International Ltd.
E-House (China) Holdings Ltd.	New Oriental Education & Technology Group, Inc.
Perfect World Co., Ltd.	Verigy Ltd.
Spreadtrum Communications, Inc.	Himax Technologies, Inc.
Yingli Green Energy Holding Co. Ltd.	China GrenTech Corp. Ltd.
LDK Solar Hi-tech Co., Ltd.	Suntech Power Holdings Co. Ltd.
China Sunergy Co., Ltd.	Actions Semiconductor Co., Ltd.
Acorn International, Inc.	Vimicro International Corp.
Qiao Xing Mobile Communication Co., Ltd.	China Medical Technologies Inc.
Simcere Pharmaceutical Group	Baidu.com, Inc.
Tongjitang Chinese Medicines Company	Focus Media Holding Ltd.
Xinhua Finance Media Ltd.	China Techfaith Wireless Communication Technology Ltd.
JA Solar Holdings Co. Ltd.	Hurray! Holding Co., Ltd.
Solarfun Power Holdings Co., Ltd.	Comtech Group, Inc.

While these companies span a wide range of industries and are not restricted to the offset printing equipment industry, our compensation committee selected them for review to better understand the compensation practices and ranges for chief financial officers of companies operating in China that were also listed on a U.S. stock exchange. These companies are also comparable to us in terms of size and capitalization.

Based on its review of the compensation paid by these companies to their chief financial officers, our compensation committee determined that the annual base salary for our chief financial officer should range from $120,000 to $200,000. Our compensation committee generally believed that a chief financial officer who is familiar with U.S. GAAP, familiar with U.S public company reporting requirements and/or fluent in both English and Chinese should command a substantially higher salary than Chinese candidates who speak and write only Chinese and are familiar only with Chinese accounting principles.

Our compensation committee also considered other subjective factors to determine the precise compensation amount for each individual officer, including the officers’ past work experience and the level of responsibility required of our chief financial officer. The actual base salary amounts for each executive were negotiated with each officer at the time of his hire. Based on this information, our compensation committee approved an annual base salary of $132,000 for Mr. Bennett and $168,000 for Mr. Milewski. The difference in compensation levels between Mr. Bennett and Mr. Milewski was primarily because that Mr. Milewski had more extensive experience working with U.S. companies.

Discretionary Annual Bonus

Consistent with our historical practice, for the year ended June 30, 2008, our compensation committee had the authority to award discretionary annual cash bonuses to our executive officers, including each of the named executive officers. The annual discretionary bonuses are intended to compensate and reward the executives for their individual contributions, as reviewed and determined by our compensation committee on a subjective basis, to our revenue increase and business operations in any given year. Our compensation committee’s decision to award discretionary annual bonuses, if any, and the amount of such bonuses to individual executives are generally determined separate and apart from its consideration of base salary increases due to our compensation committee’s belief that each form of compensation is designed for a different purpose. Eight of our executive officers were eligible to receive annual discretionary bonuses during fiscal 2008. Gene Michael Bennett and William Milewski did not receive bonuses during fiscal 2008 due to their respective short tenures with us.

For each fiscal year where our revenue increased, including for fiscal 2008, our compensation committee sets aside a portion of our revenue growth (e.g., the growth in revenue during the most recently completed fiscal year as compared to the prior fiscal year) as a discretionary bonus pool for our eligible executive officers. Our compensation committee considers several factors when determining the bonus pool size for any given fiscal year, including general industry and market conditions, our sales and profit growth, our gross and net profit margins and how actual growth rates and margins compared to our internal target growth rates and margins established at the beginning of the fiscal year.

Additionally, our compensation committee conducts performance reviews of our executive officers who are eligible for discretionary bonuses. During the performance review, our compensation committee assigns each executive officer a score based on his or her performance. Our compensation committee then determines the average score of all the executive officers reviewed and applies a pre-established formula to yield an annual bonus pool the size of 0.5% to 1% of our revenue growth. If the average performance score is low, the bonus pool will be closer to the lower end of the range. A high average performance score will lead to a bonus pool rate to be closer the high end of the range.

For the year ended June 30, 2008, our bonus pool was 0.85% of our revenue growth. In establishing the pool, our compensation committee considered our 32.2% increase in revenue from fiscal 2007 to fiscal 2008 and our 89.3% increase in net income during the same period.

In determining each named executive officer’s individual discretionary bonus for fiscal 2008, our compensation committee established an internal bonus structure, as described below, based on individual qualitative performance benchmarks.

Wenhua Guo’s fiscal 2008 discretionary bonus performance benchmarks included (1) increase overall sales and profit growth and (2) accomplish strategic activities such as secure major financing, complete corporate acquisitions and/or form strategic corporate alliances. Based on his significant contributions to the growth of our revenue and profit in fiscal 2008 (as described above), Mr. Guo was awarded a discretionary bonus of $35,200 for fiscal 2008.

Baiyun Sun’s performance benchmarks included (1) timely and accurate preparation of our financial data and (2) assisting Mr. Guo in devising and carrying out financial strategies. Our compensation committee determined that Ms. Sun met these performance benchmarks and awarded her a discretionary bonus of $27,800 for fiscal 2008.

The following table shows the bonus pool scores and discretionary bonus amounts for our executive officers, including our named executive officers, for the year ended June 30, 2008:

Name and Position	Bonus Pool Score	Amount of Bonus
Wenhua Guo Chairman and Chief Executive Officer	19%	$35,200
Baiyun Sun Interim Chief Financial Officer and Controller	15%	$27,800
Gene Michael Bennett Former Chief Financial Officer	–	–
William Milewski Former Chief Financial Officer	–	–
Xiqing Diao Chief Operating Officer	15%	$27,800

Retirement Benefits

Our Chinese employees, including each of our named executive officers (excluding Gene Michael Bennett and William Milewski), participate in pension programs implemented by Chinese municipal and provincial governments. Our Chinese employees are required to contribute 8% of his or her monthly base salary to these pension programs. Therefore, we withhold and pay such amounts on behalf of these employees. The amount in the “Salary” column of the Summary compensation Table below includes each applicable employee’s 8% pension contribution. Municipal statistics bureaus calculate the average monthly salary for employees in a city and establish a pension contribution range. If an employee’s actual monthly salary falls within the prescribed range, his or her actual monthly salary will be used to calculate his or her pension contribution amount. If an employee’s actual monthly salary is outside the range, the average monthly salary calculated by the municipal statistics bureaus will be used to calculate his or her pension contribution amount.

In addition, we are required to contribute 20% of the employees’ monthly salary before tax to the pension programs described above. Our 20% contribution to the pension program is reflected in the “All Other Compensation” column of the Summary Compensation table below.

No retirement or pension benefits are determined by an employee’s compensation level or years of service.

Other Compensation

Other than the annual salary for our executive officers, the bonus that may be awarded to executive officers at the discretion of our compensation committee and arrangements with executive officers for the use of a company car, we do not provide any other benefits and perquisites for our executive officers. However, our compensation committee may, in its discretion, provide benefits and perquisites to executive officers if it deems such provisions advisable.

Security Ownership Guidelines

Due to adverse Chinese tax consequences associated with employee equity incentive plans, we do not have a stock granting policy or any stock ownership guidelines.

Summary Compensation Table

The following table sets forth information regarding compensation received by our named executive officers, for the year ended June 30, 2008. The compensation of our other executive officers (including Yubao Wei, our chief technology officer, and Xiqing Diao, our chief operating officer) did not exceed $100,000 per year.

Name and Principal Position	Fiscal Year	Salary (1)(2)	Bonus (1)(3)	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	All Other Compensation(1) (4)	Total (1)
Wenhua Guo Chairman and	2008	$32,020	$35,200	-	-	-	$1,294	$68,514
Chief Executive Officer	2007	$25,615	$21,500	-	-	-	$2,587	$47,115
Baiyun Sun Interim Chief Financial Officer and	2008	$32,020	$27,800	-	-	-	$1,294	$61,114
Controller	2007	$25,615	$19,200	-	-	-	$2,587	$44,815
Gene Michael Bennett (5)
Former Chief Financial Officer	2008	$111,100	-	-	-	-	-	$111,100
William Milewski (6) Former Chief Financial Officer	2008	$50,667	-	-	-	-	-	$50,667

(1)	Amounts sent forth in these columns were paid to or received by the executive in Renminbi and were converted into U.S. dollars based on the conversion rate in effect on June 30, 2008.
(2)
The amount in the “Salary” column includes each executive’s 8% contribution to the pension program. We withhold and pay such percentage on behalf of the employee. For Mr. Guo and Ms. Sun, their contribution was approximately $1,294 and $1,294 in fiscal 2008, respectively.

(3)
Amounts represent the annual discretionary bonus paid to each applicable executive during the respective fiscal year. For more information on the annual discretionary bonuses paid in fiscal 2008, see the “Compensation Discussion and Analysis” above.

(4)	Amounts represent our required contribution, equal to 20% of the employees’ monthly base salary before tax, to the employee contribution pension program.
(5)	Mr. Bennett resigned on December 20, 2007. No additional amount is due to him.
(6)	Mr. Milewski resigned on May 21, 2008. No additional amount is due to him.

Employment Contracts

All of our executive officers, including Wenhua Guo and Baiyun Sun (excluding Gene Michael Bennett and William Milewski) have executed standard employment agreements with us, which are governed by Chinese law. Our standard employment agreements are for a fixed period of one year and may be renewed upon both parties’ consents. After ten years of employment, an employee may enter into an employment agreement with us for an indefinite period of time. We did not enter into any new employment agreement with Ms. Sun for her temporary interim chief financial officer positions. Ms. Sun remained bound by her existing employment agreement during such time and currently.

Other than the amount of compensation, the terms and conditions of the employment agreements for our executive officers are substantially the same as those of our standard employment agreements for non-executive employees. Pursuant to our standard employment agreements, we may terminate employees for cause, without notice or severance. If we terminate employment due to economic downturn or performance related reasons, we are obligated to give 30 days advance notice or pay one-month’s salary as severance in lieu of notice. In addition, we may pay additional severance in the amount of one-month’s salary for each year that an employee has served with us, capped at a maximum of 12 months’ salary as severance. An employee may resign without good reason upon one month’s notice, or resign for good reason without notice.

In the event Mr. Guo or Ms. Sun were to be terminated by us due to economic considerations or unsuitability for their respective positions, we would be obligated to pay each of them up to 12 months of their respective salaries (as of June 30, 2008).

Termination of Employment and Change-in-Control Arrangements

Gene Michael Bennett

Gene Michael Bennett served as our chief financial officer from July 18, 2007 to December 20, 2007. Upon his resignation, Mr. Bennett executed a letter of resignation and separation agreement, effective December 20, 2007. Pursuant to his agreement, Mr. Bennett continued to serve as an independent outside consultant for a six-month period until June 20, 2008, during which time we paid him $5,000 per month. Mr. Bennett was entitled to no additional compensation from us upon his resignation.

William Milewski

William Milewski served as our chief financial officer from March 1, 2008 to May 21, 2008. Upon his resignation, Mr. Milewski executed a letter of resignation and separation agreement, effective May 31, 2008. Pursuant to his agreement, Mr. Milewski received a bonus equal to one month base salary, or $14,000, in recognition of the contributions he made during his employment with us. He also continues to serve as an independent outside consultant for an eight-month period until January 21, 2009, during which time we will pay him $3,500 per month. Mr. Milewski is entitled to no additional compensation from us due to his resignation.

Grants of Plan-Based Awards

During the year ended June 30, 2008, neither we nor our subsidiaries granted any stock, stock option or other types of equity compensation, or any non-equity incentive plan compensation awards, to any executive officers.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards as of June 30, 2008.

Option Exercises and Stock Vested

Because we have not previously granted any equity compensation to the named executive officers, there were no stock option exercises or vesting of stock during the year ended June 30, 2008.

Long-Term Incentive Plan Awards

We currently do not have a stock option plan, stock appreciation rights plan or other long-term incentive plans. We may implement a long-term incentive plan in the future. However, because of Chinese tax laws, we currently do not consider these types of awards desirable.

Director Compensation

Only our non-employee directors are compensated for serving on our board of directors, and the payments vary depending on the non-employee directors’ experiences and expertise. Additionally, our non-employee directors receive $1,000 for attending each meeting of our board of directors at which there is a quorum, whether in person or by telephone, up to a maximum of $5,000 per fiscal year. There are no other fees or reimbursements paid to our non-employee directors.

The following table sets forth the compensation paid during the year ended June 30, 2008 to our directors:

Name of Director	Fees Earned or Paid in Cash (4)	Stock Awards	Options Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total (2)
Wenhua Guo(1) Chairman and Chief Executive Officer	-	-	-	-	-	-	-
Xiqing Diao(2) Chief Operating Officer	-	-	-	-	-	-	-
Lianjun Cai	$8,734	-	-	-	-	-	$8,734
Christopher Patrick Holbert	$26,000	-	-	-	-	-	$26,000
Punan Xie	$13,974	-	-	-	-	-	$13,974
Gene Michael Bennett(3) Former Chief Financial Officer	-	-	-	-	-	-	-

(1)	Mr. Guo served as director during fiscal 2008. He did not receive any compensation for his service as director.
(2)	Mr. Diao served as director during fiscal 2008. He did not receive any compensation for his service as director.
(3)	Mr. Bennett served as director between July 1, 2007 and July 18, 2007. He did not receive any compensation for his service as director.
(4)	Amounts set forth in these columns were paid to or received by the director in Renminbi and were converted into U.S. dollars based on the conversion rate in effect on June 30, 2008.

Compensation Committee Interlocks and Insider Participation

None of our executive officers or the executive officers of Duoyuan China served as a member of our compensation committee or the equivalent of another entity during the years ended June 30, 2006, 2007 or 2008. None of our executive officers or the executive officers of Duoyuan China served as a director of another entity, other than affiliates of Duoyuan China, during fiscal 2006, 2007 and 2008.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis contained in this Annual Report with management. Based on our compensation committee’s review of and the discussions with management with respect to the Compensation Discussion and Analysis, our compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report for filing with the Securities and Exchange Commission.

The foregoing report is provided by the following directors, who constitute our compensation committee: Lianjun Cai, Christopher Patrick Holbert and Punan Xie.

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

As of September 22, 2008, we had a total of 25,000,050 common shares outstanding, which are our only issued and outstanding voting equity securities.

The following table sets forth, as of September 22, 2008: (1) the names and addresses of each beneficial owner of more than five percent (5%) of our common shares known to us, the number of common shares beneficially owned by each such person and the percent of our common shares so owned and (2) the names and addresses of each director and executive officer, the number of common shares beneficially owned and the percentage of our common shares so owned by each such person and by all of our directors and executive officers as a group. Each person has sole voting and investment power with respect to our common shares, except as otherwise indicated. Beneficial ownership consists of a direct interest in common shares, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership (1)		Percentage Ownership (1)

Directors and Executive Officers
Wenhua Guo Chairman and Chief Executive Officer	17,562,355	(2)(3)	70.25%
Lianjun Cai Director	0		0%
Punan Xie Director	0		0%
Christopher Patrick Holbert Director	0		0%
Xiqing Diao Director, Chief Operating Officer	0		0%
Baiyun Sun Interim Chief Financial Officer and Controller	0		0%
Gene Michael Bennett Former Chief Financial Officer	0		0%
William Milewski Former Chief Financial Officer	0		0%

Principal Shareholders
Duoyuan Investments Limited No. 3 Jinyuan Road Daxing Industrial Development Zone Beijing, People’s Republic of China, 102600	17,562,355	(2)	70.25%
Barry M. Kitt 4965 Preston Park Blvd., Ste 240 Plano, TX 75093	1,542,295	(4)	6.17%
Pinnacle China Fund, L.P. 4965 Preston Park Blvd., Ste 240 Plano, TX 75093	1,300,002	(4)	5.20%

All Directors and Executive Officers as a Group (8 members)	17,562,355		70.25%

(1)
The percentage of beneficial ownership is based on 25,000,050 common shares outstanding as of September 22, 2008. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Unless otherwise indicated, each of the shareholders named in this table has sole voting and dispositive power with respect to the common shares shown as beneficially owned by such shareholder. The address for all of our directors and executive officers is c/o Asian Financial, Inc., No. 3 Jinyuan Road, Daxing Industrial Development Zone, Beijing, People’s Republic of China, 102600.

(2)
Duoyuan Investments Limited, a British Virgin Islands company, is the direct holder of 17,562,355 common shares.  All of the equity interests of Duoyuan Investments Limited is held by Wenhua Guo, the chairman of our board of directors and chief executive officer, who as such may be deemed the beneficial owner of the 17,562,355 common shares owned by Duoyuan Investments Limited.

(3)
As an inducement to participate in the Private Placement and as set forth in the Securities Purchase Agreement, Wenhua Guo had agreed to cause Duoyuan Investments Limited to deposit 6,899,177 common shares in escrow to be released to Duoyuan Investments Limited or the Private Placement Investors pursuant to the terms set forth in the make good escrow agreement dated October 24, 2006, or the Make Good Escrow Agreement. Duoyuan Investments Limited retained the voting power and dividend rights of these escrow shares until any release of the shares to the Private Placement Investors. The Make Good Escrow Agreement set forth annual performance and financial benchmarks for us to meet for each year ended June 30, 2006, 2007 and 2008. A third of the escrow shares would be released promptly to the Private Placement Investors after each annual notification to the escrow agent of our failure to meet the performance and financial benchmarks for any applicable year. A third of the escrow shares would be released promptly to Duoyuan Investments Limited after each annual notification of our success in meeting the performance and financial benchmarks for any applicable year. We met all annual performance and financial benchmarks for the years ended June 30, 2006, 2007 and 2008. All escrow shares have been or will be released to Duoyuan Investments Limited.

(4)
Pinnacle China Fund, L.P. is the direct holder of 1,300,002 common shares. Pinnacle China Fund, L.P.’s general partner is Pinnacle China Advisors, L.P. Pinnacle China Advisors, L.P.’s general partner is Pinnacle China Management, L.L.C. Pinnacle China Management, L.L.C. is managed by Kitt China Management, L.L.C., managed solely by Barry M. Kitt. As a result of Mr. Kitt's control over these entities, Mr. Kitt may be deemed the beneficial owner of the 1,300,002 common shares owned by Pinnacle China Fund, L.P.

Pinnacle Fund, L.P. is the direct holder of 242,293 common shares. Pinnacle Fund, L.P.’s general partner is Pinnacle Advisors, L.P.  Pinnacle Advisors, L.P.’s general partner is Pinnacle Fund Management, LLC. The sole member of Pinnacle Fund Management, LLC is Mr. Kitt. As a result of Mr. Kitt's control over these entities, Mr. Kitt may be deemed the beneficial owner of the 242,293 common shares owned by Pinnacle Fund, L.P.

Mr. Kitt expressly disclaims beneficial ownership of the 1,542,295 common shares owned by Pinnacle China Fund, L.P. and Pinnacle Fund, L.P.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Liquidated Damages Related to Private Placement

In November 2006, we raised approximately $23.5 million by issuing shares to the Private Placement Investors in the Private Placement. We were obligated to (1) register the resale of these shares with the Securities and Exchange Commission within 90 days of the closing of the Private Placement, pursuant to the Registration Rights Agreement, and (2) terminate certain related party transactions. We failed to timely register for resale the private placement shares and terminate the related party transactions, resulting in liquidated damages. We recorded liquidated damages and expenses of $2.1million for the year ended June 30, 2007. There was no interest charge for late payment.

In November 2007, we reached a settlement with the Private Placement Investors to waive the respective liquidated damages owed to them in exchange for either cash or warrants for common shares. Each Private Placement Investor made its own election and, accordingly, we issued to 25 of these Private Placement Investors warrants to purchase 576,425 common shares, and we paid a total of $0.4 million in cash to 10 of these Private Placement Investors. The Private Placement Investors agreed that the our issuance of these warrants and our payments of cash constituted full satisfaction of our obligations to pay them liquidated damages with respect to the penalties under the Securities Purchase Agreement and the Registration Rights Agreement. We settled the claims for liquidated damages in the third quarter of fiscal 2008.

Make Good Escrow Arrangement

As an inducement to participate in the Private Placement and as set forth in the Securities Purchase Agreement, Wenhua Guo had agreed to cause Duoyuan Investments to deposit 6,899,177 common shares in escrow to be released to Duoyuan Investments or the Private Placement Investors pursuant to the terms set forth in the Make Good Escrow Agreement. Duoyuan Investments retained the voting power and dividend rights of these escrow shares until any release of the shares to the Private Placement Investors. The Make Good Escrow Agreement set forth annual performance and financial benchmarks for us to meet for each year ended June 30, 2006, 2007 and 2008. A third of the escrow shares would be released promptly to the Private Placement Investors after each annual notification to the escrow agent of our failure to meet the performance and financial benchmarks for any applicable year. A third of the escrow shares would be released promptly to Duoyuan Investments after each annual notification of our success in meeting the performance and financial benchmarks for any applicable year. We met all annual performance and financial benchmarks for the years ended June 30, 2006, 2007 and 2008. All escrow shares have been or will be released to Duoyuan Investments.

Real Property Related Transactions

Duoyuan China leases No. 3 Jinyuan, which consists of 3,080 square meters of space, from Duoyuan Information, a company owned by Wenhua Guo, the chairman of our board of directors and chief executive officer. The property is used as an office building. Duoyuan China originally leased the property at No. 3 Jinyuan from Duoyuan Water, a company owned by Mr. Guo. The initial lease had a five-year term from January 1, 2003 to December 31, 2007 and was extended for one year. As a result of the property transfer between Duoyuan Water and Duoyuan Information, in which Duoyuan Information became the new owner of No. 3 Jinyuan, the initial lease with Duoyuan Water was terminated and we entered into a new lease with Duoyuan Information. Duoyuan China’s new lease for No. 3 Jinyuan is for a period from July 1, 2008 to December 31, 2009.

Pursuant to the terms of the lease with Duoyuan Water, Duoyuan China’s rental payments included electricity and water utility costs. During the term of the lease, Duoyuan Water paid Duoyuan China’s portion of the electricity and water bill. As a result, such utility costs became Duoyuan China’s payable to Duoyuan Water. In addition, Duoyuan China transferred some of its employees to Duoyuan Water. The social welfare tax associated with these employees accrued before the transfer, thus that amount became Duoyuan China’s payable to Duoyuan Water. Between July 2007 and December 2007, Duoyuan China paid RMB3.4 million ($0.5 million) to Duoyuan Water for these accrued payable payments accumulated during calendar years 2005 to 2007. By December 31, 2007, all accrued payables Duoyuan China owed to Duoyuan Water under the terminated lease had been settled.

Langfang Duoyuan leased part of its manufacturing plant to Duoyuan Water Treatment Equipment Manufacturing (Langfang) Co., Ltd, a company 80% owned by Mr. Guo. The lease is valid from October 1, 2004 to September 30, 2009. On May 25, 2007, pursuant to a termination agreement, Langfang Duoyuan and Duoyuan Water Treatment Equipment Manufacturing (Langfang) Co., Ltd terminated the lease. Total rental income for the years ended June 30, 2006, 2007 and 2008 amounted to $0.4 million, $0.4 million and $0, respectively.

Intellectual Property Transfer

Duoyuan China uses the trademark name “Duoyuan” under a license agreement with Duoyuan Water, of which Wenhua Guo, the chairman of our board of directors and chief executive officer, is controlling shareholder. The trademark license does not have a term. As the cost of obtaining the trademark is immaterial, the license is provided to Duoyuan China at no charge.

By assignment agreement dated December 26, 2002 with Huiyuan Institute, Duoyuan China obtained ownership of a patent it used previously pursuant to a license. Prior to the execution of a Termination of the Letter of Patent Use Authorization dated March 11, 2008, Duoyuan China made use of a patent for “an automatic offset press printing oil supply quick clearing device” under a license agreement with Huiyuan Institute, of which Mr. Guo is the controlling shareholder. The patent license did not have a term and was provided to Duoyuan China at no charge.

Sales and Purchase Transactions with Related Parties

After the completion of our Langfang Duoyuan facility, there were approximately $0.4 million in surplus construction materials, which Langfang Duoyuan sold to Duoyuan China at cost. As of December 31, 2006, Duoyuan China had failed to settle this account and violated the related party transaction covenants under the Securities Purchase Agreement. As of June 30, 2007, this receivable account had been fully settled.

Loans to Related Parties

During the construction of our Langfang Duoyuan plant, Duoyuan China Information Technology Industry Co., Ltd., of which Wenhua Guo is the controlling shareholder, paid the municipal infrastructure allocation fee, utilities and other expenses for Langfang Duoyuan. During fiscal 2005, Duoyuan China paid back this debt, which amounted to $1.1 million.

As of June 30, 2005, Duoyuan China owed $4.6 million to Huiyuan Institute for Duoyuan China’s purchase of Huiyuan Institute’s 90% equity interest in Langfang Duoyuan. This outstanding amount was fully paid on May 16, 2006.

During 2006, Duoyuan China received various short-term loans from Duoyuan Water. These loans were non-interest bearing and due on demand. These short-term loans became related party payables to Duoyuan Water. As of December 31, 2006, Duoyuan China had failed to settle these short-term loans, which amounted to $290,308, and violated the related party transaction covenants under the Securities Purchase Agreement. As of June 30, 2007, the payable account related to this transaction had been fully settled.

Also during 2006, Duoyuan China made several short-term loans to Duoyuan Water. The loans were non-interest bearing and due on demand. These short-term loans became related party receivables to Duoyuan China. As of December 31, 2006, Duoyuan China had failed to settle this receivable account, which amounted to $3.4 million, and violated the related party transaction covenants under the Securities Purchase Agreement. As of June 30, 2007, the receivable account related to this transaction had been fully settled.

Indebtedness of Management

None.

Review, Approval or Ratification of Transactions with Related Persons

As provided in our audit committee charter, all related party transactions must be reviewed and approved by our audit committee. As such, we will conduct a review of all related party transactions for potential conflicts of interest on an ongoing basis. All such transactions relating to executive officers and directors must be approved by our audit committee.

Director Independence

Our board of directors reviewed our directors’ responses to a questionnaire inquiring about their transactions, relationships and arrangements with us, as well as those of their immediate family members. The questionnaire also inquired as to other potential conflicts of interest. After reviewing this information, our board of directors determined that it is comprised of a majority of “independent directors,” as such term is defined in the NASDAQ rules and Rule 10A-3 of the Exchange Act. Among our five directors, Lianjun Cai, Christopher Patrick Holbert and Punan Xie meet the NASDAQ and the Exchange Act standards for independent directors. The remaining two directors, Wenhua Guo and Xiqing Diao, also serve as our executive officers and do not qualify as independent directors. Our independent directors did not engaged in any transaction, or otherwise have relationship or arrangement with us that would compromise their independency as defined by the NASDAQ rules or Rule 10A-3 of the Exchange Act. Our audit committee is currently comprised of three independent directors, Messrs. Holbert, Cai and Xie. Mr. Holbert serves as the chairman of our audit committee. Our compensation committee is comprised of three independent directors, Messrs. Cai, Holbert and Xie. Mr. Cai serves as the chairman of our compensation committee. Our nominating committee is comprised of three independent directors, Messrs. Xie, Cai and Holbert. Mr. Xie serves as the chairman of our nominating committee.

Item 14.	Principal Accounting Fees and Services.

In connection with the audit during the year ended June 30, 2008, for the audits of our annual financial statements and review of our quarterly financial statements, we entered into an engagement agreement with for professional services rendered by our principal accountant, Moore Stephens Wurth Frazer and Torbet, LLP, or Moore Stephens. This agreement is subject to alternative dispute resolution procedures and an exclusion of punitive damages. The description of the fees billed to us by Moore Stephens for the years ended June 30, 2008 and 2007 is set forth below:

	Year ended June 30,
	2007	2008
Audit Fees (1)	$220,000	$220,000
Audit Related Fees	-	-
Tax Fees (2)	$6,000	$5,000
All Other Fees	-	-
Total Fees	$226,000	$225,000

(1)	Audit fees were for the audits of our annual financial statements and review of our quarterly financial statements.

(2)
Tax fees were for professional services rendered for tax compliance, tax advice, and tax planning for the year ended June 30, 2008. Our audit committee has a policy for the pre-approval of all audit and non-audit services provided by our  independent registered public accounting firm. Each year, our audit committee approves the proposed services, including the type and nature of such services. Our audit committee pre-approval is also required for engagements that may arise during the course of the year that are outside the scope of the initial services and fees pre-approved by our audit committee.

All audit and related services are approved by our audit committee prior to the rendering of services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

(1)
Consolidated Financial Statements. The consolidated financial statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included beginning on page F-1.

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

Asian Financial, Inc. (Registrant)

Date: March 10, 2009	By:	/s/ Wenhua Guo
Wenhua Guo Chairman of the Board of Directors and Chief Executive Officer

Date: March 10, 2009	By:	/s/ William D. Suh
William D. Suh Chief Financial Officer

EXHIBIT INDEX

Number	Description

2.1
Equity Transfer Agreement dated August 31, 2006 (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No.000-27129) filed with the Securities and Exchange Commission on September 6, 2006).

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

3.3
Audit Committee Charter of Asian Financial, Inc. (Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

3.4
Compensation Committee Charter of Asian Financial, Inc. (Incorporated by reference to Exhibit 3.4 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

3.5
Nominating Committee Charter of Asian Financial, Inc. (Incorporated by reference to Exhibit 3.5 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

4.1
Securities Purchase Agreement dated October 24, 2006 (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

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

4.4
Amendment to Securities Purchase Agreement dated November 28, 2007 (Incorporated by reference to Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.5
Form of Certificate representing the common stock, par value $0.001, of Asian Financial, Inc. (Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 26, 2008).

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

10.3
Property Lease Agreement, dated December 25, 2002 between Duoyuan Water Environmental Protection Technology Industry (China) Co. Ltd. And Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.4
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

10.7
Assignment of Patent Agreement dated December 26, 2002. (Incorporated by reference to Exhibit 10.25 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.8
Registration Rights Agreement dated October 24, 2006 (Incorporated by reference to Exhibit 4.1Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 25, 2006).

10.9
Convertible Promissory Note covering the fiscal years ended December 31, 1995 through 1999 (Incorporated by reference to Exhibit 10.18 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.10
Convertible Promissory Note covering the fiscal years ended December 31, 2003 through 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.11
Maximum Amount Mortgage Contract dated July 28, 2007 (Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.12 ±
English Summary of Form of Employment Agreement (Incorporated by reference to Exhibit 10.8 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.13 ±
Employment Agreement between Asian Financial, Inc. and Gene Michael Bennett dated as of July 18, 2007 (Incorporated by reference to Exhibit 10.22 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.14 ±
Separation Agreement and Release of All Claims effective December 20, 2007 between Asian Financial, Inc. and Gene Michael Bennett (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on December 27, 2007).

10.15 ±
Employment Agreement with William Milewski dated as of March 1, 2008 (Incorporated by reference to Exhibit 10.23 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.16 ±
Separation Agreement and Release of All Claims effective May 21, 2008 between Asian Financial, Inc. and William Edward Milewski (Incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on May 27, 2008).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 26, 2008).
23.1*	Consent of Moore Stephens Wurth Frazer and Torbet, LLP.
31.1*	Chairman of the Board and Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
31.2*	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.
32.1*	Certification of Chairman of the Board and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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