Form 10-Q
period 2009-03-31
ASIAN FINANCIAL INC
filed 2009-05-15
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

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
Yes ☐     No ☒

As of  May 15, 2009, the Company had 25,000,050 shares of common stock, par value $0.001 per share, issued and outstanding.

ASIAN FINANCIAL, INC.

Item 1. Financial Statements.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND JUNE 30, 2008

ASSETS
	March 31,	June 30,
	2009	2008
	(Unaudited)
CURRENT ASSETS:
Cash	$21,092,243	$14,199,700
Accounts receivable, net of allowance for doubtful accounts of $1,183,173
and $1,178,328 as of March 31, 2009 and June 30, 2008, respectively	36,328,804	33,184,833
Inventories	28,922,427	23,950,551
Other receivables	30,091	20,834
Deferred expense	73,903	661,250
Total current assets	86,447,468	72,017,168

PLANT AND EQUIPMENT, net	37,703,701	34,130,651

OTHER ASSETS:
Intangible assets, net	3,959,506	4,003,128
Advances on equipment purchases	13,330,768	2,753,610
Total other assets	17,290,274	6,756,738

Total assets	$141,441,443	$112,904,557

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit	$14,357,000	$11,380,200
Accounts payable	768,617	1,489,255
Accrued liabilities	2,007,405	1,858,112
Taxes payable	1,267,269	1,702,986
Total current liabilities	18,400,291	16,430,553

DERIVATIVE INSTRUMENT LIABILITIES	1,180,477	1,374,824

MINORITY INTEREST	1,648,654	1,292,843

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized;
no shares issued and outstanding as of March 31, 2009 and June 30, 2008	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized;
25,000,050 shares issued and outstanding as of March 31, 2009
and June 30, 2008	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	10,377,704	6,000,090
Retained earnings	71,748,279	50,058,176
Accumulated other comprehensive income	10,797,998	10,460,031
Total shareholders’ equity	120,212,021	93,806,337

Total liabilities and shareholders’ equity	$141,441,443	$112,904,557

The accompanying notes are an integral part of these consolidated financial statements.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)

	Three months ended		Nine months ended
	March 31		March 31
	2009	2008	2009	2008
REVENUES	$17,411,937	$16,022,248	$80,428,651	$64,111,868
COST OF REVENUES	8,354,157	7,835,407	37,293,982	31,236,331
GROSS PROFIT	9,057,780	8,186,841	43,134,669	32,875,537
RESEARCH AND DEVELOPMENT EXPENSES	285,994	224,637	1,470,595	558,242
SELLING EXPENSES	1,475,783	1,411,360	6,974,735	5,967,069
GENERAL AND ADMINISTRATIVE EXPENSES	1,056,541	1,272,265	3,332,876	3,324,609
INCOME FROM OPERATIONS	6,239,462	5,278,579	31,356,463	23,025,617
LIQUIDATED DAMAGES, net of settlement	-	941,968	-	235,492
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	30,271	88,284	194,347	88,284
OTHER INCOME (EXPENSE):
Non-operating expenses	-	-	(956,936)	-
Interest expense and other charges	(210,648)	(226,343)	(637,387)	(652,193)
Interest income and other income	104,309	20,583	173,496	53,508
Other expense, net	(106,339)	(205,760)	(1,420,827)	(598,685)
INCOME BEFORE MINORITY INTEREST AND
PROVISION FOR INCOME TAXES	6,163,394	6,103,071	30,129,983	22,750,708
MINORITY INTEREST	71,652	50,432	350,375	296,718
INCOME BEFORE PROVISION FOR INCOME TAXES	6,091,742	6,052,639	29,779,608	22,453,990
PROVISION FOR INCOME TAXES	1,180,761	821,501	3,711,891	2,024,946
NET INCOME	4,910,981	5,231,138	26,067,717	20,429,044
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain (loss)	(226,770)	3,266,563	337,967	6,253,801
COMPREHENSIVE INCOME	$4,684,211	$8,497,701	$26,405,684	$26,682,845
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	25,000,050	25,000,050	25,000,050
BASIC AND DILUTED EARNINGS PER SHARE	$0.20	$0.21	$1.04	$0.82

The accompanying notes are an integral part of these consolidated financial statements.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Retained earnings		Accumulated other comprehensive income	Total
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Unrestricted
BALANCE, June 30,2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952

Net income					20,429,044		20,429,044
Foreign currency translation adjustments						6,253,801	6,253,801

BALANCE, March 31, 2008 (Unaudited)	25,000,050	$25,000	$27,263,040	$3,282,601	$46,745,185	$8,513,971	$85,829,797

Net income					6,030,480		6,030,480
Adjustment to statutory reserves				2,717,489	(2,717,489)		-
Foreign currency translation adjustments						1,946,060	1,946,060

BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$93,806,337

Net income					26,067,717		26,067,717
Adjustment to statutory reserves				4,377,614	(4,377,614)		-
Foreign currency translation adjustments						337,967	337,967

BALANCE, March 31, 2009 (Unaudited)	25,000,050	$25,000	$27,263,040	$10,377,704	$71,748,279	$10,797,998	$120,212,021

The accompanying notes are an integral part of these consolidated financial statements.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,067,717	$20,429,044
Adjustments to reconcile net income to net cash
provided by operating activities:
Minority interest	350,375	296,718
Depreciation	2,095,986	1,615,845
Amortization	60,065	55,632
Bad debt expense	-	231,400
Change in fair value of derivative instruments	(194,347)	(88,284)
Liquidated damages penalty	-	706,476
Gain from settlement of liquidated damages	-	(941,968)
Transaction gain	(84,358)	-
Write-off of deferred expenses	587,347	-
Changes in operating assets and liabilities
Accounts receivable	(3,006,474)	(6,159,997)
Inventories	(4,870,619)	(1,957,350)
Other receivables	(9,168)	55,922
Other assets	-	41,601
Accounts payable	(726,516)	(1,344,337)
Accrued liabilities	144,756	(392,632)
Taxes payable	(442,570)	586,967
Net cash provided by operating activities	19,972,194	13,135,037

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(5,270,119)	(4,244,118)
Advances on equipment purchases	(10,562,227)	(1,234,533)
Payments for capitalized interest	(257,388)	-
Payments for construction-in-progress	-	(1,904,386)
Net cash used in investing activities	(16,089,734)	(7,383,037)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	14,352,100	13,091,820
Principal payments for lines of credit	(11,423,100)	(13,091,820)
Payments to settle liquidated damages	-	(436,000)
Restricted cash	-	2,097,490
Net cash provided by financing activities	2,929,000	1,661,490
EFFECT OF EXCHANGE RATE CHANGES ON CASH	81,083	1,000,347

INCREASE IN CASH	6,892,543	8,413,837

CASH, beginning of period	14,199,700	7,816,361

CASH, end of period	$21,092,243	$16,230,198

The accompanying notes are an integral part of these consolidated financial statements.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
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

On August 31, 2006, Asian Financial, Inc. entered into a definitive Equity Transfer Agreement with Duoyuan BVI to acquire the “Duoyuan Interest” in exchange for 47,100,462 new shares (pre-split) (equivalent to 17,562,353 post-split shares) of common stock in Asian Financial, Inc. Prior to the acquisition, Asian Financial, Inc. had 3,500,000 shares (pre-split) (equivalent to 1,305,045 post-split shares) of outstanding common stock. Accordingly, at the closing, there were 50,600,462 shares (pre-split) (equivalent to 18,867,398 post-split shares) of common stock outstanding. The Equity Transfer Agreement became effective October 6, 2006. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Duoyuan BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to October 6, 2006 are those of Duoyuan BVI, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. As a result of the equity transfer, Duoyuan China became Asian Financial, Inc.’s wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan BVI, became the controlling shareholder.

Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly-owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of Duoyuan Industries. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital of $6,000,000.  Subsequently, Duoyuan China has increased its registered capital to $19,000,000.  As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007.  The capital was raised through a private placement to accredited investors (see Note 14).  On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital.  As of March 31, 2009, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

Langfang Duoyuan Digital Technology Co., Ltd. (“Langfang Duoyuan”) is located in the city of Langfang, China, and it produces primarily pre-press and small format offset printing presses (in both single and multi colors). Langfang Duoyuan is 95% owned by Duoyuan China and 5% by Beijing Huiyuan Duoyuan Research Institute Co., Ltd. Langfang Duoyuan owns 12% of Hunan Duoyuan Printing Machinery Co. Ltd.

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China, and it mainly produces large format offset printing presses (in both single and multi colors).  Hunan Duoyuan was established on March 10, 2006, and is 88% owned by Duoyuan China and 12% by Langfang Duoyuan.

Note 2 – Summary of significant accounting policies

The reporting entity

The consolidated financial statements of Asian Financial, Inc. and subsidiaries (“the Company”) reflect the activities of Asian Financial, Inc., Duoyuan China – 100%, Langfang Duoyuan – 95.0%, and Hunan Duoyuan – 99.4%.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and have been consistently applied. In the opinion of management, the accompanying consolidated balance sheets, related interim consolidated statements of income and other comprehensive income, shareholders’ equity and cash flows include all adjustments, consisting only of normal recurring items. All material inter-company transactions and balances have been eliminated in consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. For example, the Company estimates the allowance for doubtful accounts as well as the fair value of its warrants carried as derivative instruments marked to market each reporting period. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could materially differ from these estimates.

Foreign currency translation

The reporting currency of the Company is the US dollar.  The Company uses their local currency Chinese Renminbi (“RMB”), as their functional currency.  In accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Translation adjustments amounted to approximately $10,798,000 and $10,460,000 as of March 31, 2009 and June 30, 2008, respectively.  Asset and liability accounts at March 31, 2009 were translated at 6.83 RMB to $1.00, as compared to 6.85 RMB to $1.00 at June 30, 2008. Equity accounts were stated at their historical rates. The average translation rates applied to income statements for the three months ended March 31, 2009 and 2008 were 6.83 RMB to $1.00 and 7.15 RMB to $1.00, respectively. The average translation rates applied to income statements for the nine months ended March 31, 2009 and 2008 were 6.83 RMB to $1.00 and 7.37 RMB to $1.00, respectively.

In accordance with SFAS 95, “Statement of Cash Flows,” cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rate. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented.

Comprehensive income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that is displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of SFAS 130.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Revenue recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which specifies that revenue is realized or realizable and earned when four criteria are met:

●	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)

●	Product is shipped or services have been rendered.

●	The seller’s price to the buyer is fixed or determinable.

●	Collectability of payment is reasonably assured.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs.  Such reserve is based on management’s evaluation of historical experience, current industry trends and estimated costs.

The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. There are no instances where receivables from distributor are not due and payable until goods purchased from the Company are sold by the distributor. The Company does not sell products to distributors on a consignment basis.  Its distributors have a right of return within one month after shipping only if the Company’s products experience any manufacturing defects and it cannot be repaired.  The Company had no returns during the nine months ended March 31, 2009 and 2008 and did not provide for any allowance of sales returns.  Title transfers when products are shipped.

The Company recognizes revenue when the goods are shipped and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.  The VAT on sales may also be offset by the VAT paid on equipment purchases.  The Company’s distributors are all equipped to install the Company’s products and the Company is not contractually obligated to perform any installation services. As a result, there is no substantial performance required on the Company’s part and the Company’s revenue recognition is not impacted.

Purchase prices of products are fixed and customers are not allowed to renegotiate pricing after the contracts are signed. The Company’s agreements with its distributors do not include cancellation or termination clauses.

Credit limits are assigned to each distributor. As a distributor builds a sales history with the Company, the credit limit can be increased. Credit limits are periodically reviewed by management and reductions to credit limits are made if deemed necessary.

The Company estimates sales rebate to distributors based on the projected annual sales and corresponding cash receipts.  These rebates are paid at the end of each calendar year.  The Company accounts for the sales rebate in accordance with Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).”   The sales rebate is included as a reduction of revenue and accounts receivable to be received by the Company.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Accounts receivable

The Company’s business operations are conducted in the PRC.  During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms from six to nine months. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded in the period of the related sales. The Company’s existing reserve is consistent with its historical experience and considered adequate by management. Known bad debts are written off against allowance for doubtful accounts when identified. The Company recorded an allowance for doubtful accounts for trade accounts receivables aged between nine months and one year at 15%, and currently the Company does not have any outstanding balance aged over one year.

The following represents the changes of allowance for doubtful accounts:

	March 31, 2009 (Unaudited)	June 30, 2008
Balance, beginning of period	$1,178,328	$498,648
Provision for bad debts	-	589,901
Foreign currency translation adjustments	4,845	89,779
Balance, end of period	$1,183,173	$1,178,328

Inventories

Inventories are stated at the lower of cost (weighted average method) or market.  The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of March 31, 2009 and June 30, 2008, the Company determined that no reserves were necessary.

Intangible assets

All land in the PRC is owned by the government.  However, the government grants rights to use the land.  Land use rights are valid for a limited period of time, depending on their use. Based upon PRC regulations, land use rights last for 50 years for industrial property. The Company has the right to use the land for 50 years and has elected to amortize the cost of rights over 50 years using the straight-line method.

Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Major renewals are charged directly to the plant and equipment accounts, while replacements, maintenance, and repairs which do not improve or extend the respective lives of the assets are expensed currently.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets with 5% residual value. Estimated useful lives of the assets are as follows:

Estimated Useful Life
Buildings	30	Years
Office equipment	3-10	Years
Motor vehicles	4-10	Years
Machinery and equipment	5-10	Years

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Construction-in-progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. Interest incurred during construction is capitalized into construction-in-progress. All other interest is expensed as incurred. No depreciation is provided for construction–in-progress until such time as the assets are completed and are placed into service. The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in operations.

Long-lived assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of March 31, 2009, the Company expects these assets to be fully recoverable.

Advances on equipment purchases

The Company makes advances to certain vendors for equipment purchases. The Company transfers the amounts advanced to the equipment accounts upon receipt of the equipment purchased. These advances are classified as noncurrent, as the advances relate to equipment accounts and the ultimate delivery of the equipment may exceed one year from the date the advances are made. As of March 31, 2009 and June 30, 2008, advances on equipment purchases amounted to $13,330,768 and $2,753,610, respectively.

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and an offshore account with DBS bank, and the cash deposits at these financial institutions are not covered by insurance from the U.S. government.  Total cash in state-owned banks and DBS bank at March 31, 2009 and June 30, 2008 amounted to $21,109,520 and $14,192,775, respectively. To date, the Company has not experienced any losses in such accounts.

For the nine months ended March 31, 2009, one supplier accounted for 10% of the Company’s total purchases. This supplier represents 17% of total accounts payable as of March 31, 2009. For the nine months ended March 31, 2008, five suppliers accounted for approximately 48% of total purchases.  These suppliers represent 25% of the Company's total accounts payable as of March 31, 2008.

The Company’s operations are carried out in the PRC.  Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Liquidated damages

The liquidated damages associated with the registration of the shares and the settlement of all outstanding related party balances are treated in accordance with Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 00-19-2, “Accounting for Registration Payment Arrangement,” which requires the Company to recognize an expense and a liability equal to minimum estimated losses.

Financial instruments

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines financial instruments and requires fair value disclosures for those instruments.  SFAS 157, “Fair Value Measurements,” adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and payables qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization.  The three levels are defined as follows:

●	Level 1 inputs to the valuation methodology which are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●
Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” In accordance with EITF 00-19, the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period.

As of March 31, 2009, the outstanding principal on the Company’s short term loan amounted to $14,357,000. Management concluded the carrying value of the short term loan is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available.

As of March 31, 2009, the Company’s management determined that certain inputs to the fair value measurement of the Company’s warrant liability falls under level 2 of the valuation hierarchy, and also rendered the fair value calculation thereof under the same classification.  The Company’s warrant liability is carried at fair value totaling $1,180,477 as of March 31, 2009.

	Fair Value as of March 31, 2009	Fair Value Measurement at March 31, 2009 using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,180,477		$1,180,477

Except for the derivative liabilities and the short term loan, the Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” became effective for the Company on July 1, 2008. SFAS 159 provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

Income taxes

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are domiciled in the PRC, and the taxable income mirrors that of GAAP income, there are no temporary differences that would result in deferred tax assets or liabilities. As such, no valuation allowances were necessary at March 31, 2009 and June 30, 2008.

In July 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The adoption of FIN 48 did not have a material effect on the Company's consolidated financial statements.

China income tax

The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).

Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Investment Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies who pay a reduced rate of 15%;

b.
Companies established before March 16, 2007, will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point “a” above when the grace period expires.

The Company and its subsidiaries were established before March 16, 2007, and therefore qualify to continue to enjoy the reduced tax rate as described below.

Prior March 16, 2007, upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years and thereafter with a 50% reduction for the subsequent three years.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Duoyuan China has been a wholly foreign-owned enterprise since its inception. This entity status allowed Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003, and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China had an income tax exemption for the calendar years ended December 31, 2004 and 2005, and 50% income tax reduction for the calendar years ended December 31, 2006, 2007, and 2008.  Duoyuan China is subject to an income tax rate of 25% starting January 1, 2009, under the newly unified corporate income tax rate.

Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with their first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002, and started to generate a net profit for the calendar year ended December 31, 2003. Therefore Langfang Duoyuan had an income tax exemption for the years ended December 31, 2003, through December 31, 2007.  Langfang Duoyuan is subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.

Prior to acquiring Hunan Duoyuan, the shareholders negotiated with the Hunan Shaoyang Treasury Department to obtain an income tax exemption benefit. The Treasury Department granted the company a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasury Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan had an operating loss in the first year of operations ended December 31, 2004, and started to generate a net profit for the calendar year ended December 31, 2005. Therefore Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005, through December 31, 2009.  Hunan Duoyuan will become subject to income tax at a rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

PRC law requires that before a foreign invested enterprise can legally distribute profits to its partners, it must satisfy all tax liabilities, provide for losses in previous years, and make allocations, in proportions made at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund, and represent restricted retained earnings.

During the three months ended March 31, 2009 and 2008, the provision for income taxes amounted to approximately $1,181,000 and $822,000, respectively.  During the nine months ended March 31, 2009 and 2008, the provision for income taxes amounted to approximately $3,712,000 and $2,025,000, respectively. The estimated tax savings due to this tax exemption for the three months ended March 31, 2009 and 2008 amounted to approximately $421,000 and $753,000, respectively.  The estimated tax savings due to this tax exemption for the nine months ended March 31, 2009 and 2008 amounted to approximately $3,766,000 and $5,705,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.20 to $0.18 and $0.21 to $0.18 for the three months ended March 31, 2009 and 2008, respectively, and from $1.04 to $0.89 and $0.82 to $0.59 for the nine months ended March 31, 2009 and 2008, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2009 and 2008:

	2009	2008
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	33.0
China income tax exemption	(12.6)	(25.5)
Effective income tax rates	12.4%	7.5%

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product.  A credit is also available for VAT paid on the purchases of equipment.

VAT on sales and VAT on purchases amounted to approximately $5,303,000 and $4,780,000 for the three months ended March 31, 2009, and approximately $5,414,000 and $3,744,000 for the three months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday.

VAT on sales and VAT on purchases amounted to approximately $24,454,000 and $17,906,000 for the nine months ended March 31, 2009, and approximately $20,520,000 and $14,181,000 for the nine months ended March 31, 2008, respectively.

Shipping and handling

Shipping and handling costs related to goods sold are included in selling expenses. Shipping and handling costs were approximately $273,000 and $160,000 for the three months ended March 31, 2009 and 2008, respectively. Shipping and handling costs were approximately $1,107,000 and $649,000 for the nine months ended March 31, 2009 and 2008, respectively.

Advertising costs

The Company expenses the cost of advertising as included in selling expenses. Advertising costs were approximately $41,000 and $62,000 for the three moths ended March 31, 2009 and 2008, respectively, and approximately, $795,000 and $777,000 for the nine months ended March 31, 2009 and 2008, respectively.

Research and development costs

Research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are capitalized as plant and equipment and depreciated over their estimated useful lives.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which replaces SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is evaluating the impact, if any, that the adoption of this statement will have on its consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is evaluating the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In February 2008, the FASB issued FSP 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP 157-1 indicates that it does not apply under SFAS 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

Also in February 2008, the FASB issued FSP 157-2, “Effective Date of FASB Statement No. 157.” With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows.  To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company has adopted SFAS 161.

In May 2008, the FASB issued SFAS 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of this statement to have a material impact on its results of operations, financial position or cash flows.

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133, “Accounting for Derivatives and Hedging Activities,” specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company is currently evaluating the impact of adoption of EITF 07-5 on the Company’s consolidated financial statements.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In October 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP 157-3 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.”  FSP 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP 157-4 shall be applied prospectively with retrospective application not permitted. FSP 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP 157-4 must also early adopt FSP 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP 107-1 and 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP 115-2 and 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP 115-2 and 124-2. FSP 115-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4. Also, if an entity elects to early adopt either FSP 157-4 or FSP 107-1 and 28-1, the entity also is required to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a material impact on the consolidated financial statements.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

In April 2009, the FASB issued FSP 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

Reclassifications and correction

Certain prior period amounts have been reclassified for consistent presentation with the current period.

Note 3 – Earnings per share

The Company reports earnings per share in accordance with the provisions of SFAS 128, “Earnings Per Share.” SFAS 128 requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.

The following is a reconciliation of the basic and diluted earnings per share computation:

	2009 (Unaudited)	2008 (Unaudited)
For the three months ended March 31, 2009 and 2008
Net income for earnings per share	$4,910,981	$5,231,138

Weighted average shares used in computation
Basic and diluted	25,000,050	25,000,050

Earnings per share:
Basic and diluted	$0.20	$0.21

For the nine months ended March 31, 2009 and 2008
Net income for earnings per share	$26,067,717	$20,429,044

Weighted average shares used in computation
Basic and diluted	25,000,050	25,000,050

Earnings per share:
Basic and diluted	$1.04	$0.82

At March 31, 2009 and 2008, 1,226,972 warrants, whose weight average exercise price is $4.95, are excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Note 4 – Supplemental disclosure of cash flow information

Cash paid for interest amounted to $893,333 and $651,012 for the nine months ended March 31, 2009 and 2008, respectively.

Cash paid for income taxes amounted to $3,783,775 and $1,985,994 for the nine months ended March 31, 2009 and 2008, respectively.

Note 5 – Inventories

Inventories consist of the following:

	March 31, 2009 (Unaudited)	June 30, 2008
Raw materials	$7,187,676	$7,282,772
Work-in-process	14,150,182	10,984,027
Finished goods	7,584,569	5,683,752
Totals	$28,922,427	$23,950,551

Note 6 – Plant and equipment

Plant and equipment consist of the following:

	March 31, 2009 (Unaudited)	June 30, 2008
Buildings	$13,699,189	$13,643,084
Office equipment	928,051	924,251
Motor vehicles	323,772	322,447
Plant and machinery	25,660,574	20,305,152
Construction-in-progress	4,544,003	4,268,971
Total	45,155,589	39,463,905
Less: accumulated depreciation	(7,451,888)	(5,333,254)
Plant and equipment, net	$37,703,701	$34,130,651

The depreciation expense for the three months ended March 31, 2009 and 2008 amounted to approximately $751,000 and $573,000, respectively. Depreciation expense for the nine months ended March 31, 2009 and 2008 amounted to approximately $2,096,000 and $1,616,000, respectively.

Interest costs totaling approximately $85,000 was capitalized into construction-in-progress for the three months ended March 31, 2009.  Interest costs totaling approximately $257,000 was capitalized into construction-in-progress for the nine months ended March 31, 2009. No interest costs were capitalized into construction-in-progress for the three months and nine months ended March 31, 2008.

Note 7 – Intangible assets

Intangible assets consist of the following:

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

	March 31, 2009 (Unaudited)	June 30, 2008
Intangible - land use rights	$4,457,877	$4,439,619
Less: accumulated amortization	(498,371)	(436,491)
Total	$3,959,506	$4,003,128

Total amortization expense for the three months ended March 31, 2009 and 2008 amounted to $20,027 and $19,105, respectively. Total amortization expense for the nine months ended March 31, 2009 and 2008 amounted to $60,065 and $55,632, respectively.

Note 8 – Related party transactions

The Company leased office space from Duoyuan China Water Recycle Technology Industry Co., a related party. On June 30, 2008, the Company and Duoyuan Water Recycle Technology Industry Co. terminated the lease pursuant to a termination agreement.  The title of property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party, which Mr. Wenhua Guo is the sole shareholder. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from July 1, 2008 to December 31, 2009. For the nine months ended March 31, 2009 and 2008, rental expense amounted to $123,457 and $114,360 (See Note 12).

Note 9 – Lines of credit

The lines of credit represent short-term loan amounts due to a bank which are due normally within one year. These loans can be renewed with the bank. The loans were comprised of the following:

	March 31,	June 30,
	2009 (Unaudited)	2008
Loan from Bank of Agriculture, Chongwen branch
due March 12, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by plant and equipment.	$1,465,000	$-

Loan from Bank of Agriculture, Chongwen branch
due March 13, 2009, interest rate of 8.570% per annum, interest only paid quarterly, secured by plant and equipment.	-	1,459,000

Loan from Bank of Agriculture, Chongwen branch
due July 3, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by plant and equipment.	2,930,000	-

Loan from Bank of Agriculture, Chongwen branch
due July 10, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by plant and equipment.	2,930,000	2,918,000

Loan from Bank of Agriculture, Chongwen branch
due July 17, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by plant and equipment.	4,102,000	4,085,200

Loan from Bank of Agriculture, Chongwen branch
due July 24, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by plant and equipment.	2,930,000	2,918,000

Total	$14,357,000	$11,380,200

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Total interest expense, net of capitalized interest, for the three months ended March 31, 2009 and 2008 amounted to approximately $210,000 and $226,000, respectively. Total interest expense, net of capitalized interest, for the nine months ended March 31, 2009 and 2008 amounted to approximately $636,000 and $651,000, respectively.

Note 10 – Taxes payable

Asian Financial, Inc. was incorporated in the U.S. and has incurred net operating losses for income tax purposes for the period ended March 31, 2009. The net operating loss carryforwards for U.S. income taxes is $2,713,264 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, starting in 2027 through 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews the valuation allowance periodically and makes adjustments as warranted.

Taxes payable consisted of the following:

	March 31, 2009 (Unaudited)	June 30, 2008
VAT payable	$55,691	$359,725
Income tax payable	1,180,819	1,253,988
Others	30,759	89,273
Total taxes payable	$1,267,269	$1,702,986

Significant components of the Company’s deferred tax assets and liabilities at March 31, 2009 are as follows (tax-effected amounts shown):

	U.S.	China	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$922,510	$-	$922,510
Deferred tax assets, net	922,510	-	922,510
Valuation allowance	(922,510)	-	(922,510)
Net deferred tax assets	$-	$-	$-

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2008 are as follows (tax-effected amounts shown):

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

	U.S.	China	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$428,545	$-	$428,545
Deferred tax assets, net	428,545	-	428,545
Valuation allowance	(428,545)	-	(428,545)
Net deferred tax assets	$-	$-	$-

Note 11 – Statutory reserves and dividends

The laws and regulations of the PRC require that before a foreign investment enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund.  Additionally, the Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign investment enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months and nine months ended March 31, 2009, the Company transferred $819,372 and $4,377,614, respectively, to this reserve. For the three months and nine months ended March 31, 2008, the Company did not transfer any amounts to this reserve.  The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any.  It may also be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $5,300,000 and $8,900,000 as of March 31, 2009 and June 30, 2008, respectively.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business.  No minimum contribution is required and to date, the Company has not made any contribution to this fund.

Note 12 - Operating leases

The Company entered into a lease arrangement for an office space with Duoyuan China Water Recycle Technology Industry Co. from January 1, 2008 to December 31, 2008. On June 30, 2008, the title of leased property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party (see Note 8), and the lease arrangement with Duoyuan China Water Recycle Technology Industry Co. was terminated on that date. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co. Ltd. with annual lease payments totaling $164,610.

In addition, the Company leases sixteen sales offices in sixteen different Chinese provinces with various terms with latest office lease due to expire in December 2010. The monthly lease amounts for these offices are de minimis.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Total lease expense for the three months ended March 31, 2009 and 2008, was $53,362 and $75,065, respectively.  Total lease expense for the nine months ended March 31, 2009 and 2008 was $191,787 and $214,067, respectively. Total future minimum lease payments at March 31, 2009, are as follows:

Years ending June 30,	Amount
2009	$81,302
2010	200,039
2011	33,696
Thereafter	-

Note 13 – Retirement plan

The Company’s retirement plan includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. For the three months ended March 31, 2009 and 2008, the Company contributed approximately $256,000 and $223,000, respectively. The Company contributions amounted to approximately $769,000 and $643,000 for the nine months ended March 31, 2009 and 2008.

Note 14 – Shareholders' equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 6,132,614 shares of common stock for a purchase price of approximately $3.84 per share or a total of $23,549,200.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the SEC within 90 days of the closing.  The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the SEC that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company is required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company was capped at 8% of the total investment amount paid by the investors. Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. Penalties were expensed as incurred and totaled $2,119,428 through December 31, 2007. During the year ended June 30, 2008, the Company paid cash of $436,000 and issued 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The fair value of the warrants was calculated using the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: market price $5.76, 5 years term, volatility of 42%, risk free rate of 1.47% and no dividends. Pursuant to SFAS 133 and EITF 00-19, the warrants explicitly provide the holder with the right to request the Company to cash-settle the warrants. Therefore, the warrants did not meet the criteria established under EITF 00-19 and triggered liability accounting. The Company recorded liability of $1,447,936 on December 31, 2007, the grant date. These warrants were revalued to $1,180,477 as of March 31, 2009, and the Company recorded a gain of $194,347 for the change of fair value for the nine months then ended.

The changes in the fair value of the warrants were as follows:

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

Amount
Balance, June 30, 2007	$-
Value of warrant liability on grant date	1,447,936
(Gain) / loss	(88,284)
Balance, March 31, 2008 (unaudited)	1,359,652
(Gain) / loss	15,172
Balance, June 30, 2008	1,374,824
(Gain) / loss	(194,347)
Balance, March 31, 2009 (unaudited)	$1,180,477

As discussed above, the Company had liquidated damages for failure to register the resale of securities as well as to terminate all related party transactions pursuant to the Purchase Agreement.  In November 2007, the Company reached a settlement with the investors who agreed to waive all penalties due in exchange for warrants or cash payments of $1,883,936. The following is a reconciliation of liquidated damages for the nine months ended March 31, 2008:

Liquidated damages expense accrued at June 30, 2007	$2,119,428

Settlement payments with warrants and cash payments	(1,883,936)

Net gain from reversal of liquidated damages expense at March 31, 2008	$235,492

The Company had no gain or loss from the liquidated damages during the nine months ended March 31, 2009, since an agreement was reached and settled during the year ended June 30, 2008.

At closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC (“Roth Capital”), the Company issued to Roth Capital warrants to acquire 613,260 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $4.21. In addition, the Company issued to CCG, an investor relations firm, warrants to acquire 37,287 shares of common stock. The warrants have a strike price equal to $4.61.  The warrants have a term of five years starting from July 1, 2008, and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights. The warrant contains a standard antidilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. The warrants meet the conditions for equity classification pursuant to SFAS 133 and EITF 00-19. Therefore, these warrants were classified as equity and accounted as common stock issuance cost.

			Weighted	Average
	Warrants	Warrants	Average Exercise	Remaining
	Outstanding	Exercisable	Price	Contractual Life
Balance, June 30, 2007	650,547	-	$4.23	-
Granted	576,425	576,425	5.76	5.00
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, June 30, 2008	1,226,972	1,226,972	$4.95	5.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, March 31, 2009	1,226,972	1,226,972	$4.95	4.25

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

On July 17, 2007, the Company effected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company's consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.

Note 15- Commitments and contingencies

In July 2008, Hunan Duoyuan entered into a production equipment purchase agreement with Beijing Machinery Industry Whole Set Sales Company.  As of March 31, 2009, $214,729, or approximately 3% of the total commitment remains outstanding on this agreement.

In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd.  As of March 31, 2009, $1,527,329, or 20% of the total commitment, remains outstanding on this agreement.  At March 31, 2009, total future minimum purchase obligation under those agreements was $1,742,058.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q for the quarter ended March 31, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “predict,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning expectations of us and our directors and officers regarding, among other things, working capital requirements, financing requirements, business prospects, trends affecting us  and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report on Form 10-Q or other reports or documents we file with the Securities and Exchange Commission, or the SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We do not ordinarily make projections of our future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by us with the SEC. In addition, the forward-looking statements in this quarterly report on Form 10-Q for the quarter ended March 31, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of us to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.

General Overview

Corporate History

We are a leading offset printing equipment supplier in China, headquartered in Beijing. As of March 31, 2009, we design, manufacture and sell equipment used in two of the three stages of the offset printing process, pre-press and press. We currently commercially produce and sell one product under the pre-press product category (our computer-to-plate system, or CTP system) and four types of products under the press product category (our single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). In 2010, we plan to commercially produce and sell certain products used in the third stage of the offset printing process, post-press. Through our technical innovation and precision engineering, we offer a broad range of quality and durable offset printing equipment at competitive prices. With over 80 distributors in over 65 cities and 28 provinces, we have one of the largest distribution networks for offset printing equipment suppliers in China. We believe our extensive network allows us to be closer to our end-user customers and enables us to be more responsive to local market demand.

We are organized under the law of the State of Wyoming. On October 6, 2006, we closed an equity transfer agreement with Duoyuan Investments Limited, or Duoyuan Investments, pursuant to which we acquired Duoyuan Digital Press Technology Industries (China) Co., Ltd., or Duoyuan China, and commenced our present line of offset printing equipment business. We conduct all of our business through our principal operating subsidiary, Duoyuan China, and its two manufacturing subsidiaries, Langfang Duoyuan Digital Technology Co., Ltd., or Langfang Duoyuan, and Hunan Duoyuan Printing Machinery Co., Ltd., or Hunan Duoyuan. Duoyuan China’s principal business activities include marketing and sale of our offset printing equipment, technical support to our distributors, as well as overall strategic planning and management of our business. Langfang Duoyuan’s principal business activities include the manufacturing of our CTP system, and two of our press products, namely our single color small format presses and multicolor small format presses. Hunan Duoyuan’s principal business activities include the manufacturing of two of our press products, namely our single color large format presses and multicolor large format presses. Our majority shareholder is Duoyuan Investments, which is a British Virgin Islands company wholly owned by Wenhua Guo, our chairman of the board and chief executive officer.

On November 2, 2006, we closed the transactions contemplated by a securities purchase agreement by and between us and certain investors, and issued an aggregate of 6,132,622 shares of our common stock to certain investors for an aggregate purchase price of $23.5 million. This private placement was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

Changes in PRC Tax Regulations

Our Chinese subsidiaries have enjoyed significant tax preferential treatments. These preferential tax treatments were applicable to foreign-invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the Foreign Invested Enterprise Income Tax Law, or FIE Income Tax Law, which was effective until December 31, 2007. The additional tax that would otherwise be payable without such preferential tax treatments totaled $4.5 million for the year ended June 30, 2007 and $7.9 million for the year ended June 30, 2008. The additional tax that would otherwise be payable without such preferential tax treatments totaled $0.8 million for the three months ended March 31, 2008 and $0.4 million for the three months ended March 31, 2009. The additional tax that would otherwise be payable without such preferential tax treatments totaled $5.7 million for the nine months ended March 31, 2008 and $3.8 million for the nine months ended March 31, 2009.

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

Revenue by Product Categories

Our revenue is reported net of value-added taxes, or VAT, that are levied on our products. As of March 31, 2009, all of our products were subject to a VAT at a rate of 17% of the gross sales price. We also offer sales rebates as an incentive for large purchase orders. These sales rebates are recorded as a reduction of our revenue.

We derive all of our revenue from the sale of our offset printing equipment to distributors in China. We sell products in the pre-press and press product categories of offset printing equipment with substantially all our revenue being derived from the sale of our press printing equipment. Pre-press printing equipment comprised approximately 5.3% of our revenue and press printing equipment comprised approximately 94.7% of our revenue for the three months ended March 31, 2009, as adjusted for sales rebates. For the three months ended March 31, 2009, within the press product category of printing equipment, we derived 81.5% of our revenue from the sale of our multicolor (small and large format) presses, before adjustment for sales rebates. For the three months ended March 31, 2008, we derived 81% of our revenue from the sale of our multicolor presses (small and large format) presses, before adjustment for sales rebates. Pre-press printing equipment comprised approximately 3.4% of our revenue and press printing equipment comprised approximately 96.6% of our revenue for the nine months ended March 31, 2009, as adjusted for sales rebates. For the nine months ended March 31, 2009, within the press product category of printing equipment, we derived 83.0% of our revenue from the sale of our multicolor (small and large format) presses, before adjustment for sales rebates. For the nine months ended March 31, 2008, we derived 81.1% of our revenue from the sale of our multicolor presses (small and large format) presses, before adjustment for sales rebates.

Our multicolor (small and large format) presses were our best selling products for the three months ended March, 31, 2009 and the nine months ended March 31, 2009. For the three months ended March 31, 2009, our multicolor large format presses accounted for approximately 46.9% of our revenue and our multicolor small format presses accounted for approximately 34.6% of our revenue, before adjustment for sales rebates. For the three months ended March 31, 2008, our multicolor large format presses were our best selling products and accounted for approximately 48.1% of our revenue, and our multicolor small format presses were our second best selling products and accounted for approximately 32.9% of our revenue, before adjustment for sales rebates. For the nine months ended March 31, 2009, our multicolor large format presses accounted for approximately 51.3% of our revenue and our multicolor small format presses accounted for approximately 31.7% of our revenue, before adjustment for sales rebates. For the nine months ended March 31, 2008, our multicolor large format presses were our best selling products and accounted for approximately 53.2% of our revenue, and our multicolor small format presses were our second best selling products and accounted for approximately 27.9% of our revenue, before adjustment for sales rebates.

The following table provides a breakdown of our revenue, by product category:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2009		2008		2009
	$	% of revenue	$	% of revenue	$	% of revenue	$	% of revenue
	(dollars in thousands)

Pre-press
Computer-to-plate systems	596	3.7%	924	5.3%	2,377	3.7%	2,771	3.4%

Press

Single color small format	782	4.9%	807	4.6%	3,070	4.8%	3,303	4.1%
Single color large format	1,611	10.1%	1,687	9.7%	7,592	11.8%	8,467	10.5%
Multicolor small format	5,278	32.9%	6,020	34.6%	17,886	27.9%	25,474	31.7%
Multicolor large format	7,701	48.1%	8,165	46.9%	34,119	53.2%	41,269	51.3%

Adjustments	54	0.3%	(191)	(1.1%)	(932)	(1.4%)	(855)	(1.0%)

Total Revenue	$16,022	100.0%	$17,412	100.0%	$64,112	100.0%	$80,429	100.0%

Sales to distributors account for all of our revenue. We use an extensive distribution network to reach a broad end-user customer base. We generally make sales on a purchase order and short-term agreement basis. We do not have long-term volume purchase contracts with any of our distributors. As in the years ended June 30, 2006, 2007 and 2008, no single distributor accounted for more than 6% of our revenue during the three months ended March 31, 2009 and the nine months ended March 31, 2009.

Adjustments to revenue accounted for 1.1% for the three months ended March 31, 2009 and 1.0% for the nine months ended March 31, 2009, for sales rebates paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets in the prior year. We provide sales rebates, or discounts of 2% to 5%, to distributors who place large purchase orders with us. The greater the dollar amount of the purchase order, the higher the percentage rebate we offer to our distributors. These sales rebates are paid at the end of each calendar year. We intend to continue this incentive program.

Raw Material Costs

Our principal raw materials are steel, iron and electronic components. We produce a substantial majority of our key components in-house at our Hunan Duoyuan facility. We purchase all other raw materials and components from Chinese suppliers. The relatively low operation, labor and raw material costs in China have historically allowed us to decrease our cost of revenue as we increase purchase volumes and make improvements in manufacturing processes. Primarily due to a drop in commodity prices as a result of the global economic slowdown, the cost of our raw materials decreased between 2% to 6% in the three months ended December 31, 2008 and 3% to 11% in the three months ended March 31, 2009, each as compared to the same periods in the prior year. We expect raw material costs to remain relatively unchanged for the remainder of 2009, because of existing supply agreements. However, once global economic conditions improve and our existing supply agreements expire, we expect our raw material costs will increase.

Results of Operations

The following table sets forth selected data from our consolidated statements of income for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2008		2009		2008		2009
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Revenue	16,022	100.0%	17,412	100.0%	64,112	100.0%	80,429	100.0%

Cost of revenue	7,835	48.9%	8,354	48.0%	31,236	48.7%	37,294	46.4%

Gross profit	8,187	51.1%	9,058	52.0%	32,876	51.3%	43,135	53.6%

Research and development	225	1.4%	286	1.6%	558	0.9%	1,471	1.8%

Selling expenses	1,411	8.8%	1,476	8.5%	5,967	9.3%	6,975	8.7%

General and administrative expenses	1,272	7.9%	1,057	6.1%	3,325	5.2%	3,333	4.1%

Income from operations less settled accounts	5,279	32.9%	6,239	35.8%	23,026	35.9%	31,356	39.0%

Liquidated damages	942	5.9%	-	-	235	0.4%	-	-

Change of the fair value of derivative instruments	88	0.6%	30	0.2%	88	0.1%	194	0.2%

Other income (expense):
Non-operating (expenses)	-	-	-	-	-	-	(957)	(1.2%)
Interest expense and other charges	(226)	(1.4%)	(211)	(1.2%)	(652)	(1.0%)	(637)	(0.8%)
Interest income	21	0.1%	104	0.6%	54	0.1.%	173	0.2%
Other expense, Net	(206)	(1.3%)	(106)	(0.6%)	(599)	(0.9%)	(1,421)	(1.8%)

Income before minority interests and provision for income taxes	6,103	38.1%	6,163	35.4%	22,751	35.5%	30,130	37.5%

Minority interest	50	0.3%	72	0.4%	297	0.5%	350	0.4%

Provision for income taxes	822	5.1%	1,181	6.8%	2,025	3.2%	3,712	4.6%

Net income	5,231	32.6%	4,911	28.2%	20,429	31.9%	26,068	32.4%

Other comprehensive income:
Foreign currency translation gain (loss)	3,267	20.4%	(227)	(1.3%)	6,254	9.8%	338	0.4%

Comprehensive income	8,498	53.0%	4,684	26.9%	26,683	41.6%	26,406	32.8%

Comparison of Three Months Ended March 31, 2008 and March 31, 2009

Revenue

Our revenue increased by $1.4 million, or 8.7%, from $16.0 million for the three months ended March 31, 2008 to $17.4 million for the three months ended March 31, 2009, primarily as a result of an increase in sales of our products. Revenue for our pre-press printing equipment increased by $0.3 million, or 54.9%, from $0.6 million for the three months ended March 31, 2008 to $0.9 million for the three months ended March 31, 2009. In addition, revenue for our press printing equipment for the three months ended March 31, 2009 increased by $1.3 million, or 8.5%, when compared to the three months ended March 31, 2008. This increase in revenue was mainly attributable to increased demand in our multicolor (small and large format) presses as a result of our increased marketing efforts through exhibitions and trade shows.

Pre-press Printing Equipment

CTP system. Revenue of our CTP system increased by $0.3 million, or 54.9%, from $0.6 million for the three months ended March 31, 2008 to $0.9 million for the three months ended March 31, 2009. The increase in revenue for our CTP system was a direct result of our increased marketing activities. During the three months ended March 31, 2009, we promoted our CTP system through ten exhibitions and trade shows compared to five exhibitions and trade shows during the three months ended March, 31, 2008.

Press Printing Equipment

Revenue from the sale of our press printing equipment increased by $1.3 million, or 8.5%, from $15.4 million during the three months ended March 31, 2008 to $16.7 million for the three months ended March 31, 2009, before adjustment for sales rebates. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.

Single color small format press. Revenue for our single color small format presses stayed constant at $0.8 million for the three months ended March 31, 2008 and March 31, 2009, before adjustment for sales rebates. Demand for our single color small format presses stayed constant during the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.

Single color large format press.  Revenue for our single color large format presses increased by $0.1 million, or 4.7%, from $1.6 million during the three months ended March 31, 2008 to $1.7 million during the three months ended March 31, 2009, before adjustment for sales rebates. This increase was primarily due to the appreciation of the Renminbi against the U.S dollar. Demand for our single color large format presses stayed constant during the three months ended March 31, 2009 when compared to the three months ended March 31, 2008.

Multicolor small format press. Revenue for our multicolor small format presses increased by $0.7 million, or 14.1%, from $5.3 million during the three months ended March 31, 2008 to $6.0 million during the three months ended March 31, 2009, before adjustment for sales rebates. We believe the increased demand for our multicolor small format press was partially a result of our increased marketing activities. We promoted our multicolor small format press through four additional exhibitions and trade shows during the three months ended March 31, 2009 when compared to three months ended March 31, 2008. Specifically, we increased promotion of model DY456, mostly used by commercial printers that print books, magazines, corporate brochures, product catalogues, labels and small packages.

Multicolor large format press. Revenue for our multicolor large format presses increased by $0.5 million, or 6.0%, from $7.7 million during the three months ended March 31, 2008 to $8.2 million during the three months ended March 31, 2009, before adjustment for sales rebates. We believe the increased demand for our multicolor large format presses was partially a result of our increased marketing activities. In the three months ended March 31, 2009, we participated in 14 exhibitions and trade shows, an increase of seven exhibitions and trade shows when compared with the three months ended March 31, 2008. In addition, we introduced into the market a new multicolor large format press, model DY474II, in November 2008. This highly automated and energy efficient machine, which is an enhanced version of an existing product, model DY474, has been well received since its introduction. This new multicolor large format press includes new features such as plate cocking and is equipped with a color pilotless control function. We recognized revenue from the sale of this new product of $1.4 million for the three months ended March 31, 2009. Furthermore, we introduced into the market another new multicolor large format press, PZ-4660AL, in February 2009. This is an enhanced version of our existing product, model PZ-4660. This new model produces printed materials in brighter colors and is more automated than the existing model. We recognized revenue from the sale of this new product of $0.8 million for the three months ended March 31, 2009. Revenue from the sale of new models was offset by the decrease in revenue from the sale of our existing models, DY474 and PZ-4660.

Cost of Revenue

Cost of revenue increased by $0.5 million, or 6.6%, from $7.8 million for the three months ended March 31, 2008 to $8.3 million for the three months ended March 31, 2009. This increase was primarily due to an increase in the volume of our products sold during this period, contributing to the increase in consumption of raw materials and components across our pre-press and press product categories as our revenue increased by 8.7% from the three months ended March 31, 2008 to the three months ended March 31, 2009.

As a percentage of revenue, our cost of revenue decreased 0.9% from 48.9% for the three months ended March 31, 2008 to 48.0% for the three months ended March 31, 2009. The decrease was mainly due to the increase in sales of our pre-press printing equipment and our multicolor (small and large format) presses, which have higher gross profit margins than our single color (small and large format) presses.

Gross Profit

As a result of the factors above, our gross profit increased by $0.9 million, or 10.6%, from $8.2 million for the three months ended March 31, 2008 to $9.1 million for the three months ended March 31, 2009.

Gross profit margins increased 0.9% from 51.1% for the three months ended March 31, 2008 to 52.0% for the three months ended March 31, 2009. The increase in gross profit and gross profit margins during this period was due to the increased production and sales of our pre-press printing equipment and our multicolor (small and large format) presses, which have higher gross profit margins than our single color (small and large format) presses.

Selling Expenses

Selling expenses increased by $0.1 million, or 4.6%, from $1.4 million for the three months ended March 31, 2008 to $1.5 million for the three months ended March 31, 2009. This increase was primarily due to an increase in salary expense to our sales professionals and an increase in shipping and handling costs.

As a percentage of revenue, selling expenses decreased 0.3% from 8.8% for the three months ended March 31, 2008 to 8.5% for the three months ended March 31, 2009. This decrease was mainly due to our increased sales volume, which created economies of scale, reducing our per unit selling expenses.

General and Administrative Expenses

General and administrative expenses decreased by $0.2 million, or 17.0%, from $1.3 million for the three months ended March 31, 2008 to $1.1 million for the three months ended March 31, 2009. This decrease was mainly due to decrease in salaries and bad debt reserve. We had a decrease in salary of $0.1 million primarily due to timing of payment of year end bonuses. We paid and recorded bonuses for 2007 in the three months ended March 31, 2008 while we paid and recorded bonuses for 2008 in the three months ended December 31, 2008. In addition, during the three months ended March 31, 2008, we increased our bad debt reserve because there was increase in our accounts receivables that were over nine months.  There was no change in bad debts reserve during the three months ended March 31, 2009. This decrease in general and administrative expenses was partially offset by an increase in real estate taxes and professional fees. Prior to January 1, 2008, our property in Langfang Duoyuan was exempt from real estate taxes. Beginning January 1, 2008, our property in Langfang Duoyuan was subject to real estates taxes. Our professional fees also increased by $0.2 million mainly due to recording of our audit and accounting expenses.

As a percentage of revenue, general and administrative expenses decreased 1.8% from 7.9% for the three months ended March 31, 2008 to 6.1% for the three months ended March 31, 2009. This decrease was mainly a function of our revenue increasing faster than our administrative expenses.

Research and Development Expenses

Research and development expenses increased by $0.1 million, or 27.3%, from $0.2 million for the three months ended March 31, 2008 to $0.3 million for the three months ended March 31, 2009. This increase was primarily due to an increase in costs for the purchase of raw materials in connection with our prototype development. Specifically, we developed prototypes for a number of new products, particularly, one new single color large format press, one new multicolor small format press and one new multicolor large format press. We also enhanced one existing multicolor large format press model, which was introduced into the market in February 2009.

As a percentage of revenue, research and development expenses increased 0.2% from 1.4% for the three months ended March 31, 2008 to 1.6% for the three months ended March 31, 2009. This increase in research and development expenses led to the development of the three prototypes described above. These models are scheduled to be introduced into the market by the fourth fiscal quarter of 2009 and in 2010. We remain committed to investing in the enhancement of our existing models and the development of new products.

Income from Operations

Income from operations increased by $0.9 million, or 18.2%, from $5.3 million for the three months ended March 31, 2008 to $6.2 million for the three months ended March 31, 2009.

The increase was due to the increased sales of our pre-press printing equipment and our multicolor (small and large format) presses, which generated higher revenue for us.

Liquidated Damage Expenses

We did not have any liquidated damage expenses for the three months ended March 31, 2009. As a result of our failure to register the resale of the securities acquired from us in our October 2006 private placement and to timely settle our related party balances, we recorded liquidated damages totaling $2.1 million for the year ended June 30, 2007. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled the liquidated damages in the third quarter of the year ended June 30, 2008. Upon settlement, we reversed the accrual and recognized a net liquidated damages gain of $0.9 million for the three months ended March 31, 2008. We had no such gain during the three months ended March 31, 2009.

Other Income (Expenses)

Other expenses decreased by $0.1 million, or 48.3%, from $0.2 million for the three months ended March 31, 2008 to $0.1 million for the three months ended March 31, 2009.

We had interest expense of $0.2 million from our short-term borrowing during the three months ended March 31, 2009. The average interest rate on our outstanding loans increased 1.2% from 7.0% for the three months ended March 31, 2008 to 8.2% for the three months ended March 31, 2009. This interest expense was offset by interest income of $0.1 million during the three months ended March 31, 2009.

Minority Interests

Minority interests increased by $0.02 million, or 42.1%, from $0.05 million for the nine months ended March 31, 2008 to $0.07 million for the nine months ended March 31, 2009. The increase in minority interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.

Provision for Income Taxes

Provision for income taxes increased by $0.4 million, or 43.7%, from $0.8 million for the three months ended March 31, 2008 to $1.2 million for the three months ended March 31, 2009. This increase in the provision for income taxes was primarily due to the increase in our revenue by 8.7%. Our effective tax rates were 13.6% for the three months ended March 31, 2008 and 19.4% for the three months ended March 31, 2009.

Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to January 1, 2008 was 16.5% and the income tax rate for Duoyuan China from January 1, 2008 to December 31, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China will increase to 25.0%.

Langfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25.0%. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempt through 2009.

Net Income

As a result of the foregoing, net income decreased by $0.3 million, or 6.1%, from $5.2 million for the three months ended March 31, 2008 to $4.9 million for the three months ended March 31, 2009.

As a percentage of revenue, our net income decreased 4.4% from 32.6% for the three months ended March 31, 2008 to 28.2% for the three months ended March 31, 2009.

Comparison of Nine Months Ended March 31, 2008 and March 31, 2009

Revenue

Our revenue increased by $16.3 million, or 25.5%, from $64.1 million for the nine months ended March 31, 2008 to $80.4 million for the nine months ended March 31, 2009, primarily as a result of increased sales of our products. Specifically, revenue for our pre-press printing equipment increased by $0.4 million, or 16.6%, from $2.4 million for the nine months ended March 31, 2008 to $2.8 million for the nine months ended March 31, 2009. In addition, revenue for our press printing equipment for the nine months ended March 31, 2009 increased by $15.8 million, or 25.3%, when compared to the nine months ended March 31, 2008.

Pre-press Printing Equipment

CTP system. Revenue for our CTP system equipment increased by $0.4 million, or 16.6%, from $2.4 million for the nine months ended March 31, 2008 to $2.8 million for the nine months ended March 31, 2009. The increase in revenue for our CTP system was a result of our increased marketing activities. During the nine months ended March 31, 2009, we promoted our CTP system through 23 exhibitions and trade shows compared to 17 exhibitions and trade shows during the nine months ended March, 31, 2008.

Press Printing Equipment

Revenue from the sale of our press printing equipment increased by $15.8 million, or 25.3%, from $62.7 million during the nine months ended March 31, 2008 to $78.5 million for the nine months ended March 31, 2009, before adjustment for sales rebates. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.

Single color small format press. Revenue for our single color small format presses increased by $0.2 million, or 7.6%, from $3.1 million during the nine months ended March 31, 2008 to $3.3 million during the nine months ended March 31, 2009, before adjustment for sales rebates. Demand for our single color small format presses stayed constant during the nine months ended March 31, 2009 when compared to the nine months ended March 31, 2008. This slight increase in revenue was primarily due to the appreciation of the Renminbi against the U.S dollar.

Single color large format press. Revenue for our single color large format presses increased by $0.9 million, or 11.5%, from $7.6 million during the nine months ended March 31, 2008 to $8.5 million during the nine months ended March 31, 2009, before adjustment for sales rebates. This increase was primarily due to the increased demand for a new single color large format press, model DY66T, which we introduced in October 2008. We promoted model DY66T to our distributors as a complementary product to our multicolor presses at trade shows and exhibitions we attended during the nine months ended March 31, 2009. This model offers similar functionality to one of our existing single color large format presses, model J4109, but costs less than model J4109. This increase in revenue from model DY66T was offset by a decrease in revenue from J4109 of $0.5 million for the nine months ended March 31, 2009 when compared with the nine months ended March 31, 2008.

Multicolor small format press. Revenue for our multicolor small format presses increased by $7.6 million, or 42.4%, from $17.9 million during the nine months ended March 31, 2008 to $25.5 million during the nine months ended March 31, 2009, before adjustment for sales rebates. We believe the increased demand for our multicolor small format press was partially a result of our increased marketing activities. We promoted our multicolor small format press through four additional exhibitions and trade shows during the nine months ended March 31, 2009 when compared to the nine months ended March 31, 2008. Specifically, we increased promotion of model DY456, which is a printing equipment mostly used by commercial printers that prints books, magazines, corporate brochures, product catalogues, labels and small packages. We also increased the promotion of model DY452, a highly automated multicolor small format press mainly used for shorter print runs such as corporate brochures, conference documents, labels and small packages.

Multicolor large format press. Revenue for our multicolor large format presses increased by $7.2 million, or 21.0%, from $34.1 million during the nine months ended March 31, 2008 to $41.3 million during the nine months ended March 31, 2009. We believe the increased demand for our multicolor large format presses was partially a result of increased marketing activities. In the nine months ended March 31, 2009, we participated in 38 exhibitions and trade shows, an increase of 13 exhibitions and trade shows when compared with the nine months ended March 31, 2008.  In addition, we introduced into the market a new multicolor large format press, model DY474II, in November 2008. This highly automated and energy efficient machine, which is an enhanced version of an existing product, model DY474, has been well received since its introduction. This new multicolor large format press includes new features such as plate cocking and is equipped with a color pilotless control function. We recognized revenue from the sale of this new product of $2.5 million for the nine months ended March 31, 2009. Also, we introduced into the market another new multicolor large format press, PZ-4660AL, in February 2009. This is an enhanced version of our existing product, model PZ-4660. This new model produces printed materials in brighter colors and is more automated than the existing model PZ-4660.

Cost of Revenue

Cost of revenue increased by $6.1 million, or 19.4%, from $31.2 million for the nine months ended March 31, 2008 to $37.3 million for the nine months ended March 31, 2009. This increase in our cost of revenue was primarily due to an increase in the volume of our products sold during this period, particularly our multicolor (small and large format) presses. This increase in sales contributed to the increase in consumption of raw materials and components across our two product categories as our revenue increased by 25.5% from the nine months ended March 31, 2008 to the nine months ended March 31, 2009.

As a percentage of revenue, our cost of revenue decreased 2.3% from 48.7% for the nine months ended March 31, 2008 to 46.4% for the nine months ended March 31, 2009. The decrease was mainly due to the increase in sale of our multicolor (small and large format) presses, which have higher gross profit margins than our single color (small and large format) presses.

Gross Profit

As a result of the factors above, our gross profit increased by $10.3 million, or 31.2%, from $32.8 million for the nine months ended March 31, 2008 to $43.1 million for the nine months ended March 31, 2009.

Gross profit margins increased 2.3% from 51.3% for the nine months ended March 31, 2008 to 53.6% for the nine months ended March 31, 2009. The increase in gross profit and gross profit margins during this period was due to the increased production and sales of our multicolor (small and large format) presses, which have higher gross profit margins than our single color (small and large format) presses.

Selling Expenses

Selling expenses increased by $1.0 million, or 16.9%, from $6.0 million for the nine months ended March 31, 2008 to $7.0 million for the nine months ended March 31, 2009. This increase was primarily due to an increase in salary expense to our sales professionals and an increase in shipping and handling costs.

As a percentage of revenue, selling expenses decreased 0.6% from 9.3% for the nine months ended March 31, 2008 to 8.7% for the nine months ended March 31, 2009. This decrease was mainly due to the increased sales volume, which created economies of scale, reducing our per unit selling expenses.

General and Administrative Expenses

General and administrative expenses stayed constant at $3.3 million for the nine months ended March 31, 2008 and March 31, 2009. Our real estate tax expense increased by $0.3 million during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008.

As a percentage of revenue, general and administrative expenses decreased 1.1% from 5.2% for the nine months ended March 31, 2008 to 4.1% for the nine months ended March 31, 2009. This decrease was mainly a function of our revenue increasing faster than our administrative expenses.

Research and Development Expenses

Research and development expenses increased by $0.9 million, or 163.4%, from $0.6 million for the nine months ended March 31, 2008 to $1.5 million for the nine months ended March 31, 2009. This increase was primarily due to an increase in costs for the purchase of raw materials in connection with our prototype development. Specifically, we developed prototypes for a number of new products, particularly, two new single color large format presses, one new multicolor small format press and one new multicolor large format press. We also enhanced two existing multicolor large format press models.

As a percentage of revenue, research and development expenses increased 0.9 % from 0.9% for the nine months ended March 31, 2008 to 1.8% for the nine months ended March 31, 2009. This increase in research and development expenses led to the development of the six prototypes described above, one of which was introduced into the market in October 2008, one of which was introduced into the market in November 2008 and one of which was introduced into the market in February 2009. The remaining models are scheduled to be introduced into the market by the fourth fiscal quarter of 2009 and in 2010. We remain committed to investing in the enhancement of our existing models and the development of new products.

Income from Operations

Income from operations increased by $8.3 million, or 36.2%, from $23.0 million for the nine months ended March 31, 2008 to $31.3 million for the nine months ended March 31, 2009.

The increase was due to increased sales of our multicolor (small and large format) presses, which generated higher revenue for us.

Liquidated Damage Expenses

We did not have any liquidated damage expenses for the nine months ended March 31, 2009. As a result of our failure to register the resale of the securities acquired from us in our October 2006 private placement and to timely settle our related party balances, we recorded liquidated damages totaling $2.1 million for the year ended June 30, 2007. In November 2007, we reached a settlement with investors who agreed to waive all penalties due in exchange for warrants or cash payments. We settled the liquidated damages in the third quarter of the year ended June 30, 2008. Upon settlement, we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for the nine months ended March 31, 2008. We had no such gain during the nine months ended March 31, 2009.

Other Income (Expenses)

Other expenses increased by $0.8 million, or 137.3%, from $0.6 million for the nine months ended March 31, 2008 to $1.4 million for the nine months ended March 31, 2009.

We had interest expense of $0.6 million from the short-term borrowing during the nine months ended March 31, 2009. The average interest rate on our outstanding loans increased 1.2% from 7.0% for the nine months ended March 31, 2008 to 8.2% for the nine months ended March 31, 2009. Interest expense was offset by $0.2 million of interest and other income.

In addition, in accordance with SEC Staff Accounting Bulletin, Topic 5A, we expensed the amounts incurred in connection with our proposed initial public offering in the amount of $1.0 million due to market uncertainty. These offering costs included legal, audit, and other charges related to our proposed initial public offering.

Minority Interests

Minority interests increased by $0.1 million, or 18.1%, from $0.3 million for the nine months ended March 31, 2008 to $0.4 million for the nine months ended March 31, 2009. The increase in minority interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.

Provision for Income Taxes

Provision for income taxes increased by $1.7 million, or 83.3%, from $2.0 million for the nine months ended March 31, 2008 to $3.7 million for the nine months ended March 31, 2009. This increase in the provision for income taxes was primarily due to the increase in our revenue by 25.5%. Our effective tax rate was 7.5% for the nine months ended March 31, 2008 and 12.4% for the nine months ended March 31, 2009.

Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to January 1, 2008 was 16.5% and the income tax rate for Duoyuan China from January 1, 2008 to December 31, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China increased to 25%.

Langfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25%. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempted through 2009.

Net Income

As a result of the foregoing, net income increased by $5.6 million, or 27.6%, from $20.4 million for the nine months ended March 31, 2008 to $26.0 million for the nine months ended March 31, 2009.

As a percentage of revenue, net income increased 0.5% from 31.9% for the nine months ended March 31, 2008 to 32.4% for the nine months ended March 31, 2009.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents of $21.1 million. As of March 31, 2009, we had accounts receivable of $36.3 million and inventories of $28.9 million. Our working capital was approximately $68.0 million with a current ratio of 4.70 to 1 and our equity was $120.2 million as of March 31, 2009. We relied primarily on cash flows from operating activities and our bank loans for our capital requirements for the nine months ended March 31, 2009. We believe that cash flows from operating activities and our bank loans will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.

Sources and Uses of Cash

The following table sets forth cash flow data for the periods indicated:

	Nine Months Ended March 31,
	2008	2009
	(dollars in thousands)
Net cash provided by operating activities	$13,135	$19,972
Net cash used in investing activities	$(7,383)	$(16,090)
Net cash provided by financing activities	$1,661	$2,929

Banks in China are subject to national banking regulations and may withdraw the credit line if regulations change. If the bank were to withdraw our credit line, we would use cash on hand or external financing to repay amounts outstanding.

Net cash provided by operating activities. Net cash provided by operating activities increased by $6.8 million, or 52.1%, from $13.1 million for the nine months ended March 31, 2008 to $20.0 million for the nine months ended March 31, 2009. The increase in operating cash flow was mainly due to $26.0 million in net income during this period. This increase was offset by a $3.0 million increase in accounts receivable, $4.9 million increase in inventory and $0.8 million decrease in accounts payable. The increase in accounts receivable was primarily due to an increase in sales of our multicolor (small and large format) presses. The increase in inventory was primarily due to an increase in production of multicolor (small and large format) presses. More raw materials are needed to produce multicolor (small and large format) presses than single color (small and large format) presses. The decrease in accounts payable was primarily because we paid our suppliers more promptly during the nine months ended March 31, 2009 than during the nine months ended March 31, 2008.

Net cash used in investing activities. Net cash used in investing activities increased by $8.7 million, or 117.9%, from $7.4 million for the nine months ended March 31, 2008 to $16.1 million for the nine months ended March 31, 2009. The main uses of our cash in investing activities include equipment acquisition, purchase prepayments and expenses related to the launching of our new post-press products, namely our cold-set corrugated printing press. We expended $3.9 million for new manufacturing equipment to produce certain key components in-house for our products. We also expended $1.4 million to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press, which we anticipate to commercially produce and sell by the end of 2010. In addition, we made a prepayment of $3.4 million to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press. We also made a prepayment of $7.2 million to purchase electroplating and non-crystal plating equipment that will treat and protect the external surfaces of our press and post-press products. This equipment also features a temperature-controlling precision meter which monitors and cools the temperature while the external surface is treated.

Currently our main uses of cash for investing activities are payments for equipment, building and structural improvements and prepayments to purchase new manufacturing equipment for the future production of our cold-set corrugated printing press. In connection with our entry into the cold-set corrugated printing press business and efforts to upgrade our existing facilities, we expect to increase net cash used in investing activities. We plan to purchase patents to acquire key technologies for producing our cold-set corrugated printing press. We have an agreement in principle, subject to final documentation to purchase this technology. Subject to our acquiring the related technology, we plan to build a new factory in Langfang Duoyuan to manufacture cold-set corrugated printing presses. In addition, we expect a capital expenditure of $1.7 million during the remainder of 2009 for the purchase of new manufacturing equipment for the future production of our cold-set corrugated printing press, which we anticipate to commercially produce and sell by the end of 2010, and electroplating and non-crystal plating equipment that will treat and protect the external surfaces of our press and post-press products.

Net cash provided by financing activities. Net cash provided by financing activities increased by $1.3 million, or 76.3%, from $1.7 million for the nine months ended March 31, 2008 to $2.9 million for the nine months ended March 31, 2009. We borrowed an additional $2.9 million during this period to pay for our operating expenses.

As of March 31, 2009, the maturities for our bank loans were as follows:

	March 31,	June 30,
	2009	2008
Loan from Bank of Agriculture, Chongwen branch due
March 12, 2010. Quarterly interest only payment at
5.841% per annum, secured by plant and machinery	$1,465,000	-

Loan from Bank of Agriculture, Chongwen branch due
March 13, 2009. Quarterly interest only payment at
8.570% per annum, secured by plant and machinery	-	$1,459,000

Loan from Bank of Agriculture, Chongwen branch due
July 3, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$2,930,000	-

Loan from Bank of Agriculture, Chongwen branch due
July 10, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$2,930,000	$2,918,000

Loan from Bank of Agriculture, Chongwen branch due
July 17, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$4,102,000	$4,085,200

Loan from Bank of Agriculture, Chongwen branch due
July 24, 2009. Quarterly interest only payment at
8.217% per annum, secured by plant and machinery	$2,930,000	$2,918,000

Total	$14,357,000	$11,380,200

As of March 31, 2009, we had five short-term loans in the aggregate amount of $14.4 million pursuant to our line of credit with Bank of Agriculture, Chongwen  branch, in China. Each loan has an expiration date of no longer than one year. One loan in the amount of $1.5 million has an interest rate of 5.841%. Four loans, in the aggregate amount of $12.9 million, have interest rates of 8.217%. On March 13, 2009, we refinanced our loan due March 13, 2009 with the short-term loan due March 12, 2010. Interest on our loans is accrued quarterly. The loans outstanding as of March 31, 2009 are secured by our plant and land use rights for our Hunan Duoyuan facility. We plan to either repay the debt as it matures or refinance the debt. These loans were made under our RMB100.0 million ($14.6 million) revolving credit line. We are allowed to refinance these loans by entering into new short-term loan agreements.

We provide our financial information as well as other documentation required by the bank on a quarterly basis. We have not had any indication from the bank that it intends to not renew the short-term loan agreements. We are continually monitoring our relationship with the Bank of Agriculture in light of the challenging global economic conditions.

Capital Expenditures

Our capital expenditures for the nine months ended March 31, 2009 were $16.1 million. Our capital expenditures for the nine months ended March 31, 2009 were used primarily for equipment acquisition, purchase prepayments and expenses related to the launching of our new post-press products, namely our cold-set corrugated printing press. Our current planned capital expenditures are in connection with the launch of the proposed cold-set corrugated printing press business. We plan to purchase patents to acquire key technologies for producing our cold-set corrugated printing press. We have an agreement in principle, subject to final documentation to purchase this technology. Subject to our acquiring the related technology, we plan to build a new factory in Langfang Duoyuan to manufacture cold-set corrugated printing presses. In addition, we expect a capital expenditure of $1.7 million during the remainder of 2009 for the purchase of new manufacturing equipment for the future production of our cold-set corrugated printing press, which we anticipate to commercially produce and sell by the end of 2010, and electroplating and non-crystal plating equipment that will treat and protect the external surfaces of our press and post-press products.

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

Contractual Obligations

The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of March 31, 2009. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long Term Debt Obligations	$--	$--	$--	$--	$--
Capital Lease Obligations	$--	$--	$--	$--	$--
Operating Lease Obligations	$315,037	$81,302	$233,735	$--	$--
Purchase Obligations	$1,742,058	$1,742,058	$--	$--	$--
Repayment Obligations under Line of Credit	$--	$--	$--	$--	$--
Total	$2,057,095	$1,823,360	$233,735	$--	$--

We have an office lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. The lease commenced on July 1, 2008 and will expire on December 31, 2009. The remaining rent commitment was $0.1 million as of March 31, 2009. In addition, we lease sales offices in sixteen Chinese provinces, with the latest lease to expire on December 2010. The remaining rent commitment was $0.2 million as of March 31, 2009.

In July 2008, Hunan Duoyuan entered into a production equipment purchase agreement with Beijing Machinery Industry Whole Set Sales Company. As of March 31, 2009, $0.2 million, or approximately 3% of the total commitment remains on this agreement. In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. As of March 31, 2009, $1.5 million, or 20% of the total commitment, remains on this agreement. As of March 31, 2009, an aggregate of $1.7 million total remained pursuant to these two purchase agreements.

We plan to finance our contractual obligations with cash from our operations and from our short term borrowing.

Critical Accounting Policy

Our critical accounting principles remain consistent with those reported in our annual report on Form 10-K for the year ended June 30, 2008, as filed with the SEC.

Recently Issued Accounting Pronouncements

See Note 2 to our Notes to Consolidated Financial Statements March 31, 2009 (Unaudited) for discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange Rate Risk

We maintain our books and records in Renminbi, the functional currency of the PRC, however, we use the U.S. dollar as the reporting currency of our financial statements. The exchange rate between the U.S. dollar and the Renminbi is subject to the foreign exchange quotation publicized by the People’s Bank of China daily. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period and equity is translated at historical exchange rates. This practice is in compliance with U.S. GAAP.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the nine months ended March 31, 2009.

Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the U.S. dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. On July 2, 2005, the Chinese government changed its decade-old policy of benchmarking the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. There remains significant international pressure on the Chinese government to further liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. The exchange rate of the Renminbi as of March 31, 2009 was RMB6.8329 to $1.00 USD. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in the Risk Factors section in Item 1A of Part II of this quarterly report on Form 10-Q.

Our exposure to foreign exchange risk primarily relates to cash and cash equivalents denominated in U.S. dollars as a result of our past issuance of common shares through a private placement. For example, to the extent that we need to convert U.S. dollars received in the private placement into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount that we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in the exchange rate would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.

At March 31, 2009, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $23.5 million (including our non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.4 million at March 31, 2009. We have not entered into any foreign currency instruments for trading purposes at March 31, 2009.

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

Interest Rate Risk

At March 31, 2009, our financial instruments with exposure to interest rate risk had an aggregate fair value of approximately $14.4 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.4 million at March 31, 2009. We have not hedged our exposure to interest rate risk and have not entered into any interest rate sensitive instruments for trading purposes at March 31, 2009.

Item 4. Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2009, the end of the quarter covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of material weakness in internal control over financial reporting, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of March 31, 2009.

(c)    Changes in Internal Controls

There were no changes in our internal control over financial reporting during the nine months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither we nor any of our subsidiaries is a party to, nor is any of our property the subject of, any legal proceedings other than ordinary routine litigation incidental to our business. There are no proceedings pending in which any of our officers, directors, or control persons are adverse to us or any of our subsidiaries in which they are taking a position or have a material interest that is adverse to us. There are no proceedings pending in which any of the officers, directors, or control persons of ours are adverse to us.

We are not a party to any administrative or judicial proceeding arising under federal, state or local environmental laws or their Chinese counterparts.

Item 1A. Risk Factors

Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2008 describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. The risk factors set forth below have been updated from those previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K with more current information. Investment in our common shares involves risk. You should carefully consider the risks we describe below before deciding to invest. The market price of our common shares could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this quarterly report on Form 10-Q, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others that are not presently foreseeable to us. This discussion contains forward-looking statements.

Risks Related to Our Business

The slowdown of China’s economy caused in part by the recent challenging global economic conditions may adversely affect our business, results of operations and financial condition.

China’s economy has experienced a slowdown after the second quarter of 2007, when the quarterly growth rate of China’s gross domestic product reached 11.9%. A number of factors have contributed to this slowdown, including appreciation of the Renminbi, which has adversely affected China’s exports, and tightening macroeconomic measures and monetary policies adopted by the Chinese government aimed at preventing overheating of China’s economy and controlling China’s high level of inflation. The slowdown has been further exacerbated by the challenging global economic conditions in the financial services and credit markets, which in recent months has resulted in extreme volatility and dislocation of the global capital and credit markets.

It is uncertain how long the challenging global economic conditions in the financial services and credit markets will continue and how much of an adverse impact it will have on the global economy in general and the Chinese economy specifically. In response to the challenging global economic conditions, in September 2008 the Chinese government began to loosen economic measures and monetary policies by reducing interest rates and decreasing the statutory reserve rates for banks. On November 5, 2008, the State Council of China announced an economic stimulus plan in the amount of $585 billion to stimulate economic growth and bolster domestic demand. We cannot assure you that the economic stimulus plan or various macroeconomic measures and monetary policies adopted by the Chinese government to guide economic growth and the allocation of resources will be effective in sustaining the growth of the Chinese economy. The slowdown of China’s economy could lead to lower demand for commercial printing services in China, because demand for commercial printing services is dependent on strong general economic activities and conditions. Lower demand for commercial printing services may decrease demand for offset printing equipment, which could decrease demand for our products and adversely and materially affect our business, results of operations and financial condition.

Our failure to adequately protect, or uncertainty regarding the validity, enforceability or scope of, our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

We strive to strengthen and expand our product offering by developing new and innovative products and product improvements. As a result, we regard our intellectual property as critical to the success of our business. Implementation and enforcement of intellectual property-related laws in China has historically been lacking due primarily to ambiguities in Chinese intellectual property law. Accordingly, protection of intellectual property and proprietary rights in China may not be as effective as in the United States or other countries. Currently, we hold eight patents in China. We will continue to rely on a combination of patents, trade secrets, trademarks and copyrights to protect our intellectual property, but this protection may be inadequate. For example, our future patent applications may not be approved or, if allowed, they may not be of sufficient strength or scope to protect our intellectual property. As a result, third parties may use the technologies and proprietary processes that we have developed and compete with us, which may negatively affect any competitive advantage we enjoy, dilute our brand and materially and adversely affect our results of operations. In addition, others may independently develop competing technologies that are equivalent or superior to our proprietary technology.

In addition, policing the unauthorized use of our proprietary technology can be difficult and expensive. Litigation may be necessary to enforce our intellectual property rights and due to the relative unpredictability of China’s legal system and potential difficulties of enforcing a court’s judgment in China, there is no guarantee litigation would result in an outcome favorable to us. Furthermore, any such litigation may be costly and may divert our management’s attention away from our core business. An adverse determination in any lawsuit involving our intellectual property is likely to jeopardize our business prospects and reputation. We have no insurance coverage against litigation costs so we would be forced to bear all litigation costs if we cannot recover them from other parties. All of the foregoing factors could materially and adversely affect our business, financial condition and results of operations.

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

Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of March 31, 2009, we had statutory reserves of $10.4 million and total shareholder equity of $120.2 million. As a result of these Chinese laws and regulations, each of our Chinese subsidiaries is restricted in its ability to transfer a portion of its net assets to us, including in the form of dividends, loans or advances. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

We face risks related to health epidemics and other outbreaks that may disrupt our operations and have a material adverse effect on our business and results of operations.

Our business could be materially and adversely affected by the effects of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other epidemics or outbreaks. In April 2009, an outbreak of H1N1 flu (swine flu) first occurred in Mexico and quickly spread to other countries, including the U.S. and China. In the last decade, China has suffered health epidemics related to the outbreak of avian influenza and severe acute respiratory syndrome. Any prolonged occurrence or recurrence of H1N1 flu (swine flu), avian flu, severe acute respiratory syndrome or other adverse public health developments in China may have a material adverse effect on our business and operations. These health epidemics could result in severe travel restrictions and closures that would restrict our ability to ship our products. Potential outbreaks could also lead to temporary closure of our manufacturing facilities, our suppliers’ facilities and/or our end-user customers’ facilities, leading to reduced production, delayed or cancelled orders, and decrease in demand for our products. Any future health epidemic or outbreaks that could disrupt our operations and/or restrict our shipping abilities may have a material adverse effect on our business and results of operations.

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

ASIAN FINANCIAL, INC. (Registrant)

Date: May 15, 2009	By:	/s/ Wenhua Guo
Wenhua Guo
Chairman of the Board of Directors and Chief Executive Officer

Date: May 15, 2009	By:	/s/ William D. Suh
William D. Suh
Chief Financial Officer