Form 10-K
period 2009-06-30
ASIAN FINANCIAL INC
filed 2009-09-14
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2009

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

Common Stock, par value $0.001
(Title of Class)

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
Yes  ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐

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

Not applicable.

There were 25,000,050 shares of the registrant’s common shares issued and outstanding as of September 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the Asian Financial, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of Asian Financial, Inc.’s fiscal year end.

ASIAN FINANCIAL, INC.

FORM 10-K

INDEX

- i -

Introduction

Unless otherwise indicated and except where the context otherwise requires, references in this Annual Report to:

•	“we,” “us,” “our company,” “the company” and “our” are to Asian Financial, Inc., a Wyoming corporation, its predecessor entities and subsidiaries;
•	“single color presses” are to single color small format presses and single color large format presses, collectively;
•	“multicolor presses” are to multicolor small format presses and multicolor large format presses, collectively; and
•	“fiscal 2007,” “fiscal 2008” and “fiscal 2009” are to our years ended June 30, 2007, June 30, 2008 and June 30, 2009, respectively.

For fiscal 2007, 2008 and 2009, our income statements were translated at the average rates of RMB7.81 to $1.00, RMB7.26 to $1.00 and RMB6.83 to $1.00, respectively. We make no representation that the Renminbi or U.S. dollar amounts referred to in this prospectus could have been or could be converted into U.S. dollars or Renminbi, as the case may be, at any particular rate or at all. See “Item 1A. Risk Factors—Risks Related to Doing Business in China—Government control of currency conversion and exchange rate fluctuations may materially and adversely affect our business” for discussions of the effects of currency control and fluctuating exchange rates on the value of our shares. Any discrepancies in any table between totals and sums of the amounts listed are due to rounding.

Solely for your convenience, the foreign currency figures from the Printing and Printing Equipment Industries Association of China, have been translated into U.S. dollars at the rate of RMB6.83 to $1.00.

Our website is www.duoyuan.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available, free of charge, on the Securities and Exchange Commission website at www.sec.gov. Any materials that we filed with the Securities and Exchange Commission also may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

Special Note Regarding Forward-Looking Statements

This Annual Report and the documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended.

Generally, the words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “will,” “may,” “should,” “intend,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations and those of our directors and officers regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are not guarantees of future performance and subject to certain risks and uncertainties, including the matters set forth in this Annual Report, which could cause actual results or outcomes to differ materially from those projected. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which cannot be foreseen. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including, among others, the risks we face that are described in the section entitled “Item 1A. Risk Factors” and elsewhere in this Annual Report. We do not ordinarily make projections of our future operating results and undertake no obligation (and expressly disclaim any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements include, without limitation, statements relating to:

•	our goals and strategies;
•	our future business development, results of operations and financial condition;
•	our ability to maintain a strong relationship with distributors or end-user customers or to expand our distribution network;
•	our ability to control our operating costs and expenses;
•	our ability to generate revenue in new post-press products;
•	changes in our management team and other key personnel;
•	introduction by our competitors of new or enhanced products;
•	the effect of competition on demand for and prices of our products;
•	fluctuations in general economic conditions;
•	Chinese tax policies and regulations; and
•	expected growth and change in the Chinese printing equipment market.

This Annual Report also contains data related to the Chinese printing industry, the Chinese printing equipment industry and broad macroeconomic factors that we believe drive the growth of the Chinese printing equipment market. These market data and industry statistics, based on independent industry publications and other publicly available information, include projections that are based on a number of assumptions. The Chinese printing equipment market may not expand at the rates projected by the market data, or at all. The failure of the market to grow at the projected rates may have a material adverse effect on our business and the market price of our common shares. In addition, the complex and changing nature of the Chinese printing industry, the Chinese printing equipment industry and the broad macroeconomic factors discussed in this Annual Report subject any projections or estimates relating to the growth prospects or future conditions of the Chinese printing equipment market to significant uncertainties. If any one or more of the assumptions underlying the market data proves to be incorrect, actual results may differ from the projections based on these assumptions. You should not place undue reliance on these forward-looking statements.

Readers should carefully review this Annual Report and other documents filed by Asian Financial, Inc. with the Securities and Exchange Commission. The forward-looking statements in this Annual Report for the year ended June 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of Asian Financial, Inc. to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion in “Item 1A. Risk Factors.”

PART I

Item 1.	Business.

Overview

We are a Wyoming corporation and a leading offset printing equipment supplier in China, headquartered in Beijing. Through our principal operating subsidiary, Duoyuan Digital Press Technology Industries (China) Co., Ltd., or Duoyuan China, and Duoyuan China’s manufacturing subsidiaries, namely Langfang Duoyuan Digital Technology Co., Ltd., or Langfang Duoyuan, and Hunan Duoyuan Printing Machinery Co., Ltd., or Hunan Duoyuan, we design, manufacture and sell offset printing equipment used in the offset printing process. The offset printing process includes the following three stages: (1) “pre-press,” which is the transfer of images to printing plates; (2) “press,” which is the transfer of images from printing plates to another media, such as paper; and (3) “post-press,” which is the last step of the offset printing process that includes cutting, folding, binding, collating and packaging. We manufacture one product under the pre-press product category (a computer-to-plate system, or CTP system) and fifteen products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We plan to begin commercial production and sale of certain post-press products, including a cold-set corrugated paper machine, which makes corrugated cardboard paper, by the end of 2010. In addition, we plan to begin commercial production and sale of two other post-press products, namely an automatic booklet maker and an automatic paper cutter, for which we have developed prototypes, in 2011.

To enhance our market position, we have made and continue to make investments in research and development. Our Langfang Duoyuan research and development and technical support center and our Hunan Duoyuan technical support center have advanced design test tools, which we believe enable us to develop new and enhanced products with improved functionality. Our research and development team and our manufacturing department work closely together to optimize manufacturing processes and develop commercially viable products. In addition, they incorporate regular feedback from our sales and marketing personnel, enabling us to timely and cost-effectively introduce products tailored to end-user needs. Furthermore, our China-based research and development and manufacturing operations provide us with a distinct competitive advantage in international markets by enabling us to leverage low-cost technical expertise, labor, raw materials and facilities. Our investments in research and development, technical innovation and commitment to meet the needs of our end-user customers have allowed us to create and introduce four new and enhanced products in the year ended June 30, 2009.

Our nationwide distribution network in China consists of over 85 distributors located in over 65 cities and 28 provinces in China. Our nationwide distribution network, which we believe, based on our experience in the industry, to be one of the largest among Chinese offset printing equipment suppliers, enables us to be more responsive to local market demands than many of our competitors. We support our distributors’ sales efforts through coordinated marketing efforts. We regularly attend industry trade shows and exhibitions to showcase our products, as well as present seminars and training programs to our potential and existing distributors, as well as potential and existing end-user customers, to highlight the functions and capacities of our products. To maintain good relationships with our end-user customers, we provide certain services during the one-year warranty period associated with our products. During this period, we provide training, technical support, warranty and repair services for complex technical issues to our distributors who work with our end-user customers.

We believe our pricing is competitive with Chinese and international offset printing equipment manufacturers. We believe the relatively low operation, labor and raw material costs in China, our ability to produce a substantial majority of our key components in-house, our efficient production processes and our effective inventory management give us a cost competitive advantage. Our cost advantage allows us to offer quality products at lower prices, thus making our products attractive in China and certain international markets.

Our revenue grew 32.2% from $67.8 million in the year ended June 30, 2007 to $89.6 million in the year ended June 30, 2008 and 18.9% to $106.6 million in the year ended June 30, 2009. Our net income grew 89.3% from $14.0 million in fiscal 2007 to $26.5 million in fiscal 2008 and 23.2% to $32.6 million in fiscal 2009. For fiscal 2007, 2008 and 2009, our multicolor large format presses and our multicolor small format presses were our best selling products. For fiscal 2007, 2008 and 2009, we derived 72.3%, 81.4% and 83.3% of our revenue from the sale of our multicolor presses, respectively. For the same periods, our multicolor large format presses accounted for approximately 46.7%, 52.0% and 51.2% of our revenue, respectively, and our multicolor small format presses accounted for approximately 25.6%, 29.4% and 32.1% of our revenue, respectively.

Industry

China’s Printing Industry

China’s printing industry has benefited from China’s rapid economic growth. This growth has increased demand for publication printing needs, such as newspapers, magazines and books, and commercial printing needs, such as corporate brochures, product catalogues and labels, manuals and directories, conference and advertising materials, and printed packaging materials. Pira International reported that China was the third largest printing market in the world behind the United States and Japan. After taking into account the effects of the current economic environment, China’s printing industry is expected to remain one of the fastest growing in Asia.

From 2002 to 2007, the total annual output of China’s printing industry grew from $29.5 billion to $64.4 billion, according to the Printing and Printing Equipment Industries Association of China, representing a compound annual growth rate, or CAGR, of 17% per annum.

Source: the Printing and Printing Equipment Industries Association of China

According to Pira International, China’s printing market grew from $51 billion in 2007 to $57 billion in 2008. Pira International estimates China’s printing market will grow to $60 billion by the end of 2009, and projects the market to grow by 28% total from 2009 to 2014, or a CAGR of 5.1% per annum, after taking into account the effects of the current economic environment.

In line with global trends, package printing represents the largest segment in the Chinese printing industry. According to the Printing and Printing Equipment Industries Association of China, China produced $20.5 billion of package printing in 2007, accounting for 32% of the total output of China’s printing industry that year. Pira International projects that package printing to become the largest segment by 2014, followed by commercial printing.

Based on another report issued by Pira International, corrugated paper and corrugated board accounted for the largest share of the corrugated packaging materials in 2007. The consumption of corrugated paper in China grew at a CAGR of 14.2% per annum from 2003 to 2007 reaching a market size of $4.4 billion by the end of 2007. Pira International estimates the consumption of corrugated paper to grow at a CAGR of 8.2% per annum from 2008 to 2013.

The demand for corrugated board is growing in response to the increased demand from industries such as food, beverages, electronic devices and toys. China’s output of corrugated board in 2007 accounted for 18.6 million tons of the global total of 109 million tons, and this output is projected to grow at a CAGR of 6.2% per annum from 2008 to 2013, according to Pira International.

The printing industry in China is currently transitioning from single color printing to multicolor printing. A few years ago, most high quality multicolor printing was handled by large and sophisticated printing companies in the coastal areas, especially in the Pearl River Delta region. Presently, almost every major city in China has printing companies that can meet a wide spectrum of printing demands, from simple single color works to fairly high quality multicolor printing. Multicolor printing is becoming a mainstream capability that almost every Chinese printing company must have to sustain its competitiveness in the marketplace.

China’s Printing Equipment Industry

We operate in the Chinese printing equipment industry, which we believe is highly correlated with the overall Chinese printing industry.

Over the past several years, China’s printing equipment industry grew at a higher rate than its overall printing industry. As noted above, the total annual output of China’s printing industry grew from $29.5 billion in 2002 to $64.4 billion in 2007 representing a CAGR of 17% per annum. The total annual output of China’s printing equipment industry, however, grew from $0.9 billion to $2.5 billion, representing a CAGR of 23% per annum for the same periods.

Source: the Printing and Printing Equipment Industries Association of China

Taking into account of the effects of the current economic environment, Pira International projects China’s printing equipment to grow by 34% total from 2009 to 2014, or a CAGR of 6.0% per annum.

We believe that demand for Chinese-made offset printing equipment is strong and that the market share of domestically made offset printing equipment has been increasing in recent years. For example, according to the Printing and Printing Equipment Industries Association of China, although the amount of imported printing equipment increased annually from $1.3 billion in 2002 to $1.7 billion in 2004, the total amount of imported printing equipment has since declined each year to reach $1.6 billion in 2007. We believe this decline in imported printing equipment is a result of leading Chinese printing equipment manufacturers’ increased investments in research and development and improved engineering standards, both of which improve Chinese printing equipment manufacturers’ ability to compete against international competitors for market share in China.

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

We derive all of our revenue from sales to our distributors in China. In 2007, according to the Printing and Printing Equipment Industries Association of China, there were an estimated 90,000 licensed printing companies in China. This estimate did not include the possible significant number of printing companies that operate in China without licenses. Printing companies in China purchase prepress, press and post-press printing equipment from foreign and Chinese equipment providers, including companies like us through our distributors.

Our Strengths

We believe that the following competitive strengths enable us to compete effectively in and capitalize on the growing offset printing equipment industry in China:

Quality Products at Competitive Prices

We are able to offer high quality products at prices that are competitive with both foreign and domestic companies. We attribute our cost advantage to our ability to control material and labor costs in China, our ability to produce a substantial majority of our key components in-house, our efficient production processes and effective inventory management.

Established Market Position

Based on the revenue of our press products, the Printing and Printing Equipment Industries Association of China ranked us as one of the top three Chinese offset printing equipment providers in 2006. Our current market position is primarily contributable to the manufacturing and sale of our multicolor presses.

Wide Product Offerings

We believe we are one of the first in China to develop, commercially produce and sell CTP Systems, a pre-press product. We manufacture fifteen products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). By the end of 2010, we plan to enter into the post-press market by commercially producing and selling our cold-set corrugated paper machines, and we plan to introduce our automatic booklet makers and automatic paper cutters in 2011.

Large Sales, Distribution and Service Network

Our nationwide distribution network includes more than 85 distributors located in over 65 cities and 28 provinces in China. This nationwide distribution network, which we believe, based on our experience in the industry, is one of the largest among Chinese offset printing equipment suppliers, is enhanced by our integrated marketing, sales and service team that includes over 200 professionals. Together with our distributors, we provide comprehensive pre-sales and post-sales services to our end-user customers.

Research and Development Capabilities

We have over 200 experienced researchers, engineers and technicians working at either our research and development and technical support center at Langfang Duoyuan and our technical support center at Hunan Duoyuan. Our research and development team not only develop new technologies and products, but also discover ways to improve the functionality and performance of our existing products.

Our Strategies

Our strategy is to capitalize on our competitive strengths to expand our current market share and to benefit from the anticipated growth in China’s offset printing equipment industry. Our strategy consists of the following key elements:

Adjust and expand production facilities to improve efficiency and margins

We are continually upgrading our facilities and production methods to improve efficiency. For example, we plan to renovate our foundry plant and surface treatment workshop to improve the aesthetic quality of our products. In keeping with our plans to sell more high margin products, we plan to designate more production lines to build technologically advanced products, such as our multicolor presses. We also plan to build a new cold-set corrugated paper machine factory at Langfang Duoyuan.

Expand High Margin Product Offerings

Multicolor presses have a higher gross margin than single color presses. As such, we have made efforts over the past three years to increase the sale of multicolor presses by increasing our marketing efforts and launching new and enhanced multicolor press models. In addition to our plans to offer more multicolor press products, we also plan to increase our revenue by introducing other higher margin products, such as our cold-set corrugated paper machines. We believe that by focusing our selling efforts on higher end and more technologically advanced products, we can further improve our margins and strengthen our market position in China.

Improve Product Functionality through Research and Development

Our research and development initiatives include improving the functionality and efficiency of our existing products, as well as developing new products and models. We will continue to devote the necessary resources to our research and development team to maintain and improve the quality, functionality and technological competitiveness of our products.

Focused Market Expansion

Currently, all of our revenue is generated from sales to distributors in China. We plan, however, to expand into certain overseas markets, including Africa, the Middle East and some Asian countries, on a selective basis. We believe our quality products and competitive prices not only gives us market advantages in China, but would also make our products attractive to customers outside of China.

Pursue Selective Strategic Acquisitions

We intend to grow our business through strategic and selective acquisitions of offset printing equipment related technologies, equipment and/or assets to further strengthen our product offerings and market position.

Our Corporate Structure

We were organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, we merged with Asian Financial, Inc., a Wyoming corporation, for the purpose of changing our domicile from Nevada to Wyoming. From our inception until the equity transfer described below, we were a shell company without operations, revenue or employees, other than officers and directors.

On October 6, 2006, we closed an equity transfer with Duoyuan Investments Limited, a British Virgin Islands company with operating subsidiaries in China. Pursuant to the equity transfer, we issued 47,100,462 common shares to Duoyuan Investments Limited in exchange for all of Duoyuan Investments Limited’s equity interest in Duoyuan China, its wholly owned subsidiary. Duoyuan China manufactured single color offset printing presses, among other products. As a result of this equity transfer Duoyuan China became our wholly owned subsidiary, and Duoyuan Investments Limited, a company wholly owned by Wenhua Guo, the chairman of our board of directors, became our controlling shareholder. Upon the completion of the equity transfer, we commenced our offset printing equipment business. We conduct our business through our principal operating subsidiary, Duoyuan China, and Duoyuan China’s manufacturing subsidiaries, namely Langfang Duoyuan and Hunan Duoyuan.

On November 2, 2006, we closed the transactions contemplated by a securities purchase agreement by and between us and certain investors. Pursuant to the securities purchase agreement, we issued an aggregate of 6,132,622 common shares to the private placement investors for an aggregate purchase price of $23.5 million. This private placement was made pursuant to the exemption from the registration provisions of the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

Through our principal operating subsidiary, Duoyuan China, and Duoyuan China’s manufacturing subsidiaries, namely Langfang Duoyuan and Hunan Duoyuan, we design, manufacture and sell offset printing equipment used in the offset printing process.

Our Subsidiaries

Our Principal Operating Subsidiary

Duoyuan China, our principal operating subsidiary, was incorporated on June 21, 2001 under the laws of the PRC by Duoyuan Industries (Holding), Inc., or Duoyuan Industries, a British Virgin Islands company, wholly owned by Wenhua Guo. In 2001, Duoyuan China purchased certain offset printing equipment manufacturing related assets from Beijing Duoyuan Electric Co. Ltd., or Duoyuan Electric, a PRC company, which since 1994 was in the business of manufacturing single color small format presses, among other products. Duoyuan Electric sold certain raw materials and semi-finished products to Duoyuan China. Duoyuan Electric also transferred a trademark to Duoyuan China without charge. On October 29, 2002, Duoyuan Investments Limited purchased all of Duoyuan Industries’ interests in Duoyuan China. Upon the completion of the equity transfer with Duoyuan Investments Limited on October 6, 2006, Duoyuan China became our wholly owned subsidiary and we commenced our offset printing equipment business.

Duoyuan China’s principal business activities include marketing and sale of our offset printing equipment, technical support to our distributors and overall strategic planning and management of our business.

Our Manufacturing Subsidiaries

Langfang Duoyuan was incorporated on October 27, 2000 under the laws of the PRC by Beijing Yinhang Yinlu Advertisement Co. Ltd., or Beijing Advertisement, and Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute, or Huiyuan Institute, each an entity controlled by Wenhua Guo. At the time of Langfang Duoyuan’s incorporation, Beijing Advertisement and Huiyuan Institute held an equity interest in Langfang Duoyuan of 5% and 95%, respectively. Pursuant to an equity transfer agreement dated as of March 25, 2002, Duoyuan China acquired all of Beijing Advertisement’s 5% interest in Langfang Duoyuan for RMB1.5 million. Pursuant to an equity transfer agreement dated as of October 16, 2005, Duoyuan China acquired an additional 90% equity interest in Langfang Duoyuan from Huiyuan Institute for RMB36 million. Huiyuan Institute remains the holder of a 5% equity interest in Langfang Duoyuan.

Langfang Duoyuan’s principal business activities include manufacturing our CTP system and two of our press products, namely our single color small format presses and multicolor small format presses.

Hunan Duoyuan was incorporated on March 10, 2004. In December 2003, Duoyuan China participated in a public auction and entered into an agreement, as further supplemented in May 2004, to purchase certain assets (including real property, manufacturing facilities and intellectual property) from Hunan Printing Machinery Co., Ltd., which was a bankrupt state owned PRC enterprise. Duoyuan China paid RMB38 million for those assets. Hunan Printing Machinery Co., Ltd. was then one of the major large format press manufacturers in China approved by the Chinese government to produce multicolor printing equipment. Duoyuan China acquired certain assets from Hunan Printing Machinery Co., Ltd. for its multicolor printing equipment and large format printing equipment production capacity. After the acquisition of the assets of Hunan Printing Machinery Co., Ltd. in December 2003, Duoyuan China and Langfang Duoyuan incorporated Hunan Duoyuan on March 10, 2004, with each holding an 88% and 12% equity interest in Hunan Duoyuan, respectively.

Hunan Duoyuan’s principal business activities include manufacturing two of our press products, namely our single color large format presses and multicolor large format presses.

The entities formed or controlled by Wenhua Guo that were involved in the foregoing transactions do not operate in the same industry as Duoyuan China. These entities do not compete with Duoyuan China.

The following chart summarizes our corporate structure, including our subsidiaries:

*	Represents our minority shareholders, consisting of the pre-equity transfer investors and the investors from the private placement in November 2006.

Office Location

Our principal executive offices are located at No. 3 Jinyuan Road, Daxing Industrial Development Zone, Beijing 102600, People’s Republic of China. Our telephone number at this address is +8610-6021-2222. Our agent for service of process and our registered office in Wyoming is Pioneer Corporate Services located at 214 W. Lincolnway, Suite 23, Cheyenne, Wyoming, 82001.

Executive Officers and Key Employees

The following table sets forth our executive officers and key employees as of September 14, 2009 and their ages as of such date and their positions and offices.

Name	Age	Position
Officers
Christopher Patrick Holbert	39	Chief Executive Officer
William D. Suh	44	Chief Financial Officer
Xiqing Diao(1)	39	Chief Operating Officer
Wenzhong Liu	41	Vice President of Sales and Marketing
Yubao Wei	42	Chief Technology Officer
Wenhua Guo(2)	47	Former Chief Executive Officer
Baiyun Sun(3)	55	Former Interim Chief Financial Officer
Gene Michael Bennett(4)	61	Former Chief Financial Officer
William Milewski(5)	46	Former Chief Financial Officer
_______________

(1)	Mr. Diao served as our interim chief executive officer from July 9, 2009 to August 26, 2009.

(2)	Mr. Guo, the chairman of our board of directors served as our chief executive officer from October 6, 2006 until he resigned on June 29, 2009.

(3)	Ms. Sun served as our interim chief financial officer and controller from December 20, 2007 to March 1, 2008, and May 21, 2008 to October 1, 2008. She currently serves as our controller.

(4)	Mr. Bennett served as our chief financial officer from July 18, 2007 to December 20, 2007.

(5)	Mr. Milewski served as our chief financial officer from March 1, 2008 to May 21, 2008.

Christopher Patrick Holbert, Chief Executive Officer.  Mr. Holbert has served as our chief executive officer since August 2009. He served as a member of our board of directors and as the chairman of our audit committee and a member of our compensation and nominating and corporate governance committees from July 2007 to August 2009. From September 2008 until August 2009, he served as a member of the board of directors of Duoyuan Global Water Inc. From August 2008 to August 2009, Mr. Holbert served as vice president of Vision China Media Inc., which operates one of the largest out-of-home advertising networks in China. From July 2006 to October 2008, he served as the chief financial officer of China Techfaith Wireless Communications Technology Limited, a cell phone handset producer. From 2005 to 2006, he served as the director of finance for CDC Corporation, a company that develops software, online games and other internet applications. From 2004 to 2005, he served as director of Sarbanes-Oxley Act of 2002 compliance at Chinadotcom Corporation, the predecessor of CDC Corporation. From 2003 to 2004, he served as vice president of finance of Newpalm China, a subsidiary of Chinadotcom Corporation. From 2001 to 2003, he was the founding partner of Expat-CFO Services Limited, a Shanghai-based financial consultancy providing advice on doing business in China. Mr. Holbert has also served as an auditor and consultant with Deloitte Touche Tohmatsu. He is a certified public accountant and has 14 years of experience in the field of accounting and financial management. Mr. Holbert received a bachelor’s degree in science with a concentration in accounting from Bowie State University, United States.

William D. Suh, Chief Financial Officer.  Mr. Suh has served as our chief financial officer since October 1, 2008. Prior to joining us and since 1990, Mr. Suh was an accountant with Ganze & Company, a CPA firm in Napa, California, where he was elected to the partnership in 1997. Mr. Suh has extensive experience in public accounting, including auditing, tax planning, and financial and accounting consulting services, and has worked in various industries, including manufacturing, distribution, wineries and vineyards. He has advised numerous private companies in the areas of business planning, strategic planning, budgeting, reporting, and financing. Mr. Suh is a CPA in the State of California, and a member of both the American Institute of Certified Public Accountants and the California Society of CPAs. Mr. Suh received a Bachelor of Arts in Accounting from Pacific Union College in California.

Xiqing Diao, Chief Operating Officer. Mr. Diao has served as our director and chief operating officer since November 2005. Mr. Diao also served as our interim chief executive officer from July 9, 2009 to August 26, 2009. He served as vice general manager of Duoyuan Global Water Inc. from August to November 2005, assistant general manager of Duoyuan Electric (Tianjin) Auto Water Pump Co., Ltd., an automobile parts manufacturer, from January to July 2005, and general manager of Operations of Duoyuan Electric Group from January 2003 to December 2004. From May 2001 to December 2002, Mr. Diao served as general manager of No. 1 Division of Duoyuan Water. He was also certified as an ISO9001 :2000 Internal Auditor and an ISO14000 Internal Auditor in 2004. Mr. Diao received a bachelor’s degree in mechanics from Tianjin Textile Technology Institute, China.

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

Wenhua Guo, Former Chief Executive Officer.  Mr. Guo is the founder of Duoyuan China and has served as the chairman of our board of directors and chief executive officer since the closing of the equity transfer on October 6, 2006 until June 29, 2009, the effective date of his resignation as our chief executive officer. Mr. Guo remains as the chairman of our board of directors. Before Mr. Guo founded Duoyuan China, he was a physics teacher at Beijing Chemical Institute from 1983 to 1989. Mr. Guo is also chairman of Duoyuan Electric Group, a privately owned Chinese company that focuses on property management services, and the founder, chairman and chief executive officer of Duoyuan Global Water Inc, a British Virgin Islands company and a leading China-based domestic water treatment equipment supplier. Mr. Guo received a bachelor’s degree in physics from Beijing Normal University, China.

Baiyun Sun, Former Interim Chief Financial Officer.   Ms. Sun served as our interim chief financial officer from December 20, 2007 to March 1, 2008, and then from May 21, 2008 to October 1, 2008. Prior to that, she served as our chief financial officer from October 6, 2006 to July 18, 2007, our director and vice president between June 2001 and April 2007 and chief accountant of Duoyuan Electric Group from January 1994 to May 2001. Ms. Sun received a bachelor’s degree in accounting from Beijing Finance and Commerce Institute, China. Ms. Sun currently serves as our controller.

Gene Michael Bennett, Former Chief Financial Officer.  Mr. Bennett served as our chief financial officer from July 18, 2007 to December 20, 2007. Mr. Bennett served as our director and our audit committee chairman between April 2007 and July 2007. He resigned from our board of directors on July 18, 2007. Mr. Bennett was a partner at Nexis Investment Consulting Corporation (Beijing), which provides consulting services to companies seeking to become public companies, between 2004 and 2007, where he assisted Chinese companies to raise funding and assisted U.S. companies to find appropriate mergers and acquisitions candidates and investment opportunities. He was a partner at ProCFO from 2000 to 2004, where he provided temporary chief financial officer services to companies with such needs. Mr. Bennett received a bachelor’s degree in finance and accounting and a master of business administration degree from Michigan State University, United States.

William Milewski, Former Chief Financial Officer.  Mr. Milewski served as our chief financial officer from March 1, 2008 to May 21, 2008. Prior to joining us, he served as chief financial officer of Foster Partners Asia, an executive recruitment firm, between 2006 and 2008. Prior to serving at Foster Partners Asia, he served as co-founder and chief financial officer of Bbmao.com Co. Ltd., China’s first metasearch engine provider. From 2003 to 2005, Mr. Milewski served as chief financial officer of POINTek, Inc., an optical components manufacturer. Mr. Milewski received a bachelor’s degree in economics and French from George Washington University, United States, and a master of business administration degree from the University of Hartford, United States.

Our Products

We categorize our products according to the three stages of the offset printing process: pre-press, press and post-press. The following table shows an overview of the types of products we offer, or plan to offer, within these three stages:

	Pre-Press			Press (2)		Post-Press (3)
Products	•	CTP System	(1)	•	Single Color Small Format Press	•	Cold-set Corrugated Paper Machine (4)
				•	Single Color Large Format Press	•	Automatic Booklet Maker (5)
				•	Multicolor Small Format Press	•	Automatic Paper Cutter (5)
				•	Multicolor Large Format Press
Functionality		Digital formatting and processing to transfer image onto printing plates			Transfer of images from printing plates to another media, such as paper		Cutting, folding, binding, collating and packaging
Revenue for fiscal 2009 (6)
(in thousands)		$4,004			$104,139		N/A

(1)	We also offer a complimentary plate developer upon request to those end-user customers who purchase our CTP system. Our plate developer is an optional complementary product to our CTP System.
(2)
We also offer a complimentary automatic plate puncher upon request to those end-user customers who purchase our press products. Our automatic plate puncher is an optional complementary product to our press products.

(3)	We do not manufacture or sell any post-press products.
(4)	We plan to manufacture and sell this post-press product by the end of 2010.
(5)	We plan to manufacture and sell this post-press product by the end of 2011.
(6)	Revenue figure before adjustments.

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

The following describes our pre-press product, namely our CTP system, and its key features and competitive advantages:

•
CTP System.  CTP technology improves the quality of the printing plates and the efficiency of the offset printing process by eliminating the labor and chemical intensive multiple step processes associated with the traditional pre-press processing method. Fully automated CTP technology reduces the risk of human error and offers improved consistency and higher quality compared to the traditional pre-press method. Although CTP technology has been adopted by printing companies in Europe and the United States, most of our end-user customers in China did not begin using CTP technology until 2002. This is largely because CTP technology related products are significantly more costly than existing pre-press printing equipment. Although a majority of CTP technology related products in China are imported from overseas manufacturers, such as Japan and the United States, we also offer our own CTP technology related product, namely our CTP system. We believe our CTP system offers similar functionality, quality and efficiencies when compared to those manufactured by international producers, but at a more competitive price. For the technological features of our CTP system, see “—Technology—CTP System” below.

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

•
Single Color Large Format Press.  Like single color small format presses, single color large format presses also have one set of press rollers dedicated to a single color. Single color large format presses generally have maximum sheet in-take width larger than 520 mm (about 20.5 inches) and are able to handle thick and ultra-thick sheets of paper. Our single color large format presses have a maximum sheet width of 740 mm (about 29.1 inches) and incorporate our advanced technologies, making them efficient and requiring minimal operating skills. Our single color large format presses require relatively low initial investment compared to our multicolor presses and are typically suitable for end-user customers with basic single color printing needs, such as pamphlets.

•
Multicolor Small Format Press.  Multicolor small format presses generally have four sets of rollers dedicated to different colors—typically, black, magenta, cyan, and yellow—to generate all other colors. Multicolor printing equipment generally require more operational skills compared to single color printing equipment. Our multicolor small format presses incorporate our advanced technologies, making them highly automated and efficient and help reduce potential human errors. Our multicolor small format presses offer a relatively low-cost solution for end-user customers with high quality multicolor printing needs, such as corporate brochures, product catalogues, labels and small packages.

•
Multicolor Large Format Press.  Like multicolor small format presses, multicolor large format presses also have four sets of rollers dedicated to different colors—typically, black, magenta, cyan, and yellow—to generate all other colors. Multicolor large format presses, combining multicolor capability with the ability to handle thick and ultra-thick sheets of paper, are the most robust type of products among our press products. Our multicolor large format presses incorporate our advanced technologies, making them highly automated and efficient, and help reduce potential human errors. Our multicolor large format presses require relatively large investments compared to our other press products, and are suitable for end-user customers with high-quality multicolor printing needs, such as posters, large packages and banners. Our multicolor large format presses are also able to print at faster speeds compared to our other press products, making them ideal for time sensitive printing needs.

Post-press Printing Equipment

In the post-press stage of the offset printing process, printed materials undergo various processes, including cutting, folding, binding and collating to produce the final printed product. The post-press stage also includes packaging, packaging materials and processes related thereto. We plan to commercially manufacture and sell the following products under this product category:

•
Cold-set Corrugated Paper Machine.  Corrugated paper equipment makes corrugated cardboard paper. Currently, many corrugated paper equipment use hot-set glue technology, which we believe can result in lower quality and/or damaged cardboard, and also generally requires higher equipment and operating costs. We plan to introduce a cold-set corrugated paper machine that utilizes cold-set gluing technology, which we believe can generate better quality products, is more efficient and provide greater energy savings. We intend to build a factory to manufacture cold-set corrugated paper machines at our Langfang Duoyuan facility, and have conducted related land clearing and site preparation services. We are also designing workshops and production lines and procuring equipment for this cold-set corrugated paper machine factory. We plan to commercially manufacture and sell cold-set corrugated paper machines by the end of 2010.

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

Financial Information about Products & Geographic Areas

The following table provides a breakdown of our revenue, by product category, for the periods indicated:

	Year Ended June 30
	2007		2008		2009
	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(dollars in thousands)
Pre-press
CTP system	$3,769	5.6%	$3,184	3.6%	$4,004	3.8%
Press
Single color small-format presses	6,021	8.9	4,328	4.8	4,436	4.2
Single color large-format presses	9,730	14.3	10,700	11.9	10,903	10.2
Multicolor small-format presses	17,350	25.6	26,366	29.4	34,207	32.1
Multicolor large-format presses	31,671	46.7	46,597	52.0	54,593	51.2
Adjustments	(729)	(1.1)	(1,547)	(1.7)	(1,552)	(1.5)
Revenue, net	$67,812	100.0%	$89,628	100.0%	$106,591	100.0%

Revenue from our single color presses have been consistently declining as a percentage of our revenue while revenue from our multicolor presses, in particular our multicolor large format presses, have been generally increasing as a percentage of our revenue. This is due to the growing market demand for multicolor presses. End-user customers in China are increasingly demanding sophisticated offset printing equipment, such as our multicolor presses, to produce high quality printing materials more efficiently. However, single color presses are still in demand for those end-user customers who are price sensitive, new to the printing business, or looking to replace or upgrade their existing single color printing equipment.

We generate all of our revenue from sales to distributors in China, with Middle China being the single largest market, representing 22.0% of our revenue for the year ended June 30, 2009.

	Year Ended June 30,
	2007	2008	2009
Regional Markets (1)
North China	13.0%	8.1%	7.7%
South China	18.6	26.9	21.8
Middle China	22.0	19.2	22.0
East China	14.2	15.0	17.1
Northeast China	7.4	8.0	8.4
Northwest China	14.2	8.6	11.8
Southwest China	10.6	14.2	11.2
Total	100.0%	100.0%	100.0%

(1)	For a map of the regional markets where our distributors are located, see “—Distribution and Marketing—Distribution Network.”
(2)
Our products are sold to distributors in China. According to our distributors, they have sold our products to certain end-user customers in Saudi Arabia, Ghana, Tunisia, South Africa, India, Pakistan, Vietnam and Brazil in the years ended June 30, 2007, 2008 and 2009. Our distributors reported that the percentage of revenue generated by sales to end-user customers outside of China was less than 2% for these periods.

Manufacturing and Assembly

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

Our Langfang Duoyuan facility has workshops covering several production processes, including raw material inspection, mechanical processing of components, and assembly of components into finished products. Our Langfang Duoyuan facility is ISO 9001 and ISO 14001 certified.

Our Hunan Duoyuan facility has an integrated manufacturing process featuring 13 workshops covering several production processes, including model casting, heat treatment, raw finishing, refined finishing and mechanical processing of components and assembly of components into finished products. Since steel is one of our key raw materials, our Hunan Duoyuan facility has its own foundry plant on site to process the steel and certain components necessary to produce our press products. Our Hunan Duoyuan facility is ISO 9001 certified.

We intend to build a factory to manufacture cold-set corrugated paper machines at our Langfang Duoyuan facility and have conducted related land clearing and site preparation services. We are also designing workshops and production lines and procuring equipment for this cold-set corrugated paper machine factory. We plan to commercially manufacture and sell cold-set corrugated paper machines by the end of 2010.

Distribution and Marketing

Distribution Network

We sell our products through distributors. Our nationwide distribution network in China consists of over 85 distributors located in over 65 cities and 28 provinces in China. Our nationwide distribution network, which we believe, based on our experience in the industry, to be one of the largest among Chinese offset printing equipment suppliers, enable us to be more responsive to local market demands than many of our competitors. We also have 16 local representative offices in 16 Chinese provinces. Our local representatives at these offices contact potential key local end-user customers and then refer them to our distributors when the end-user customers are ready to purchase our products.

A distributor may distribute various models of our products within one or both of our product categories. Our distributors may distribute products of our competitors, but may not distribute similar or competing products.

We generally have a diverse group of end-user customers throughout China for each of our current pre-press and press products, and our sales are not concentrated to or depended on one or a few major distributors. We have made a conscious effort to prevent a single distributor from covering too large a distribution territory to ensure that no particular distributor monopolizes the sales of our products in any one region. We believe our end-user customer and distributor diversity reduces our exposure to potential market risks. For the year ended June 30, 2009, no single distributor accounted for more than 3% of our sales revenue, and our top five distributors accounted for approximately 13% of our revenue for the same period.

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

As indicated in the map above, our distributors are widely dispersed throughout each major region of China. As of June 30, 2009, we had 12 distributors in North China, 18 distributors in South China, 16 distributors in Middle China, 13 distributors in East China, 5 distributors in Northeast China, 12 distributors in Northwest China and 11 distributors in Southwest China. We currently do not have distributors outside of China, but we plan to establish an international distribution network in parts of Africa, the Middle East and Asia. According to our distributors, sales to end-user customers outside of China accounted for less than 2% of our revenue for fiscal 2007, 2008 and 2009. These sales were accomplished through our Chinese distributors, with the support of our sales and marketing team.

Our distributors are engaged and compensated on a competitive basis based on their sales performance. We enter into annual distribution agreements with distributors specifying the terms of sales targets for any given year. For distributors who meet or exceed their sales targets, we provide incentives in the form of sales rebates. For distributors who distribute our multicolor presses, we also extend preferred credit terms. Based on a distributor’s performance, we may extend credit of up to three times the monthly average sales we realized from that distributor during the previous year. We do not extend credit to distributors that have distributed our products for less than six months. Although distributors may have a variety of payment arrangements with the end-user customers, we do not factor these arrangements into our consideration when deciding their preferred credit terms or installment payment schedules. We assess distributors’ credit worthiness on an individual basis depending on (1) their sales performances, (2) their payment and credit histories, (3) the duration and extent of their dealings with us, (4) their market position and reputation in the offset printing equipment sector and (5) their sales and marketing abilities. We also lend products to high-performing distributors for display and demonstration purposes, for up to three months.

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

For fiscal 2007, 2008 and 2009, purchases from our largest supplier accounted for 9.5%, 8.8% and 10.7%, respectively, of our total purchases of raw materials and components. For the same periods, our ten largest suppliers combined accounted for 54.6%, 55.7% and 57.4%, respectively, of our total purchases of raw materials and components. See “Item 1A. Risk Factors—Risks Related to Our Business—If we cannot obtain sufficient raw materials and components that meet our production demand and standards at a reasonable cost, or at all, our business may be materially and adversely affected.”

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

Technology	Functionality
Sheet-feeding system	Automatically measures and adjusts sheet placement and feeding
Sheet-guiding technology	Reduces paper jams and ensures sheet transfer
Centralized monitoring and automatic regulation	Automatically monitors and regulates timing of sheet feeding
Centralized subsystems	Regulate and control sub-systems, such as sheet-feeding, front and side layout, and reduces preparation time
Cam-controlled hem front design	Increases printing speed and improves accuracy of sheet transfer
Multiple front lay guides	Increase printing efficiency
Front lay and transfer gripping sheet control with localization technology	Improves operating stability and print speed
Photoelectric detecting and auto lock-up	Automatically detect printing errors
Double-diameter impression cylinders	Produce higher quality print work while handling thicker sheets
Anti-triangle 7 o’clock cylinder alignment	Assures consistent ink application and prevents dot deformation
Data memory	Stores data on memory chip for repetitive print jobs
Semi-automatic plate-changing	Reduces preparation time and increases efficiency during manual transfer of printing plates
Pneumatic engagement and disengagement unit	Improves print adjustment accuracy
Continuous alcohol	Improves color application quality and automatically adjusts press speed
CPC technology	Controls ink dispensation quantity and color hue adjustment

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

We have the following eight patents registered with the China Patent Bureau: (1) a vacuum chamber paper sheet lifting and advancing device, expiring on May 22, 2013, (2) a single-fiber field pattern used in multicolor press imaging system, expiring on May 22, 2013, (3) a print appearance design, expiring on January 31, 2015, (4) an automatic printing oil cleaning device for presses, expiring on September 25, 2010, (5) an automatic pressure detection device for presses, expiring on October 18, 2017, (6) a paper discoloration prevention device for presses, expiring on October 18, 2017, (7) an automatic water roll cleaning device for presses, expiring on October 18, 2017, and (8) an automatic plate change mechanism for presses, expiring on October 18, 2017. In addition, we have three applications pending for Chinese patent registration. We currently have a number of consultants that work for us on various technological issues. Each of these consultants are contractually obligated to assign to us all intellectual property rights produced by such consultants during the consulting period.

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

Research & Development

Research & Development Team

We believe quality product design is an important factor in maintaining our competitiveness in the offset printing equipment market. As of June 30, 2009, our research and development team included 141 researchers, engineers and technicians working at our research and development and technical support center at Langfang Duoyuan and 67 technicians working at our Hunan Duoyuan technical support center. The research and development team at Langfang Duoyuan focuses on designing and building prototypes for new products, as well as improving the functionality of existing products. The technical support team at Langfang Duoyuan focuses on testing prototypes and improving product efficiency, with particular focus on our pre-press and small format press products. The technical support team at Hunan Duoyuan focuses on testing prototypes and improving production efficiency, with particular focus on our large format press products. Since Hunan Duoyuan is also our in-house production base for certain key components used in our products, the technicians at Hunan Duoyuan also engage in development and improvement of steel foundry casting techniques and mechanical processing techniques. Our research and development efforts have led to eight patents in China, covering a wide range of offset printing equipment.

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

End-User Customers

Our end-user customers are diverse, operating in different industries, including publishing, commercial printing and packaging. Sales to end-user customers in China accounted for more than 98% of our revenue for fiscal 2007, 2008 and 2009. According to our distributors, sales to end-user customers outside of China accounted for less than 2% of our revenue for the same periods. These sales were accomplished through our Chinese distributors, with the support of our sales and marketing team.

We offer a range of products to our end-user customers, who have varying printing needs and purchasing budgets. Our ability to offer a wide range of solutions, in terms of pricing and technological sophistication, is one of our competitive advantages. The following table describes our solution package offerings:

Solutions	End-User Customer Printing Needs	Featured Products
Economy (1)	Transitional printing needs to upgrade to offset printing from type-set printing	Plate developer and single color small format presses
Standard (2)	General commercial printing needs	CTP system and single color small format presses
Premium (2)	High-quality printing needs involving thick paper	CTP system, single color small format presses and multicolor small format presses
Note Printing (3)	Commercial note printing needs involving extra-thin paper	CTP system and single color small format presses
Multicolor (2)	High-quality multicolor printing needs	CTP system and multicolor presses
Advanced (2)	High quality and time-sensitive multicolor printing needs	CTP system and multicolor presses
Packaging (1)	Package printing needs	Single color presses and multicolor presses

(1)	We plan to include our cold-set corrugated paper machine in this solution package in 2010 and our automatic paper cutter in this solution package when we introduce this product in 2011.
(2)
We also offer a complimentary plate developer to our CTP system in this solution package. We plan to include our automatic booklet maker and automatic paper cutter in this solution package when we introduce these two products in 2011.

(3)	We also offer a complimentary plate developer to our CTP system in this solution package. We plan to include our automatic paper cutter in this solution package when we introduce this product in 2011.

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

As of June 30, 2009, we had 211 marketing, sales and service professionals providing customer service and support in over 65 cities and 28 provinces in China. Of these employees, 24 were maintenance technicians.

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

Small Format Press Producers

We believe there are three tiers of products in China’s single color small format and multicolor small format press sector, namely top tier, middle tier and bottom tier. Top tier products generally feature (1) advanced structural or mechanical designs, (2) advanced automation, (3) higher efficiency and (4) high print quality. We believe top tier small format press manufacturers focus on developing strong internal research and development capacities. We believe that as the market demand for advanced offset printing equipment increases, the market share occupied by top tier Chinese manufacturers will also increase. In addition to us, other top tier Chinese manufacturers in the small format press sector include Yingkou Saxin Printing Machine Co., Ltd, Liaoning Dazu Guanhua Printing Equipment Co. Ltd., Weifang Huaguang Precision Printing Machinery Co., Ltd., Shandong Weihai Hamada (JV) Printing Machinery Co., Ltd. and Shandong Weihai Printing Machinery Co., Ltd.

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

Environmental Regulations

Our manufacturing processes may generate noise, water waste, gaseous waste and other industrial waste. We are subject to a variety of Chinese national and local environmental laws and regulations related to our operations, including regulations governing the storage, discharge and disposal of hazardous substances in the ordinary course of our manufacturing processes. The major environmental regulations applicable to us include the Environmental Protection Law, the Prevention and Control of Water Pollution Law and related Implementation Rules, the Prevention and Control of Air Pollution Law and related Implementation Rules, the Prevention and Control of Solid Waste Pollution Law and the Prevention and Control of Noise Pollution Law.

As of the date of this Annual Report, we are not a party to any legal proceedings involving PRC environmental laws and regulations and we have not received any environment violation notice from the relevant PRC government authorities.

Employees

As of June 30, 2009, we had 1,339 employees, with 264 employees at Duoyuan China, 368 employees at Langfang Duoyuan and 707 employees at Hunan Duoyuan. The table below sets forth the aggregate number of employees in our three Chinese subsidiaries categorized by function and the percentage of each category of our total employees as of June 30, 2009:

Functions	Employees	Percentage
Management	144	10.8%
Sales and Marketing	211	15.8
Production	776	58.0
Research and Development	208	15.4
Total number of employees	1,339	100.0%

We believe we have good relationships with our employees, and we have not experienced any significant labor disputes. The labor union of Duoyuan China maintains a cooperative relationship with us. We are not a party to any collective bargaining agreement and our employees are not represented by any collective bargaining agreement. All our employees are based in China and are full-time. Most of our employees have executed employment agreements governed by PRC law. These employment agreements are for one-year terms and may be renewed upon notice from the employee and with our consent. We adopted a new form of employment contract pursuant to the PRC Labor Contract Law, which became effective on January 1, 2008, after the current employment contracts expired. After ten years of employment, an employee may enter into an employment agreement with us for an indefinite period of time. We may terminate employees for cause, without notice or severance. If we terminate employment due to economic downturn or performance related reasons, we are obligated to give 30 days advance notice or pay one month’s salary as severance in lieu of notice. In addition, we may pay additional severance in the amount of one month’s salary for each year that an employee has served with us. If the monthly wage of an employee is three times greater than the average monthly wage in the previous year for employees as announced by the people’s government at the municipal level directly under the central government or at the city-with-district level where the Employer is located, the rate for the financial compensations paid to him shall be three times the average monthly wage of employees and shall be for not more than 12 years of work. An employee may resign without good reason upon one month’s notice, or resign for good reason without notice.

As required by PRC regulations, we participate in various employee benefit plans implemented by municipal and provincial governments, including pension, work-related injury insurance, medical insurance, unemployment insurance and housing funds. We make contributions to these employee benefit plans at specified percentages of the salaries, bonuses and certain allowances we pay to our employees, capped at maximum amounts determined by the local government from time to time.

We may incur additional labor costs due to the implementation of the PRC Labor Contract Law that became effective on January 1, 2008. For details, see “Item 1A. Risk Factors—Risks Related to Doing Business in China—The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.”

Item 1A.	Risk Factors.

Investment in our common shares involves risks. You should carefully consider the risks and uncertainties described below together with the other information included in this Annual Report, including the matters discussed under “Special Note Regarding Forward-Looking Statements,” our consolidated financial statements and the accompanying notes, before you decide to invest in our shares. The market price of our shares could decline due to any of these risks, in which case you could lose all or part of your investment. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others not foreseen. This discussion contains forward-looking statements.

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

•
Large Format Press Producers.  Our competitors in the large format press market in China include Chinese companies such as Beiren Printing Machinery Holdings Limited, Shanghai Electric Group Printing & Packaging Machinery Co., Ltd. and Jiangxi Zhongjing Group Co., Ltd. Our international competitors include German manufacturers such as Heidelberger Druckmaschinen AG, Man Roland Druckmaschinen AG, and Koenig & Bauer Group (KBA) and Japanese manufacturers such as Mitsubishi Heavy Industries, Ltd., Komori Corporation, Shinohara Machinery Co. Ltd., Sakurai Graphic Systems Corp. and Ryobi Ltd. Adast a.s., one of the largest Eastern European manufacturers, is another international competitor.

Some of our competitors, particularly our international competitors, have significantly greater financial, technical, manufacturing, sales, marketing and other resources than we do and have achieved greater name recognition for their products and technologies than we have. Because of this, we may not be able to successfully increase our market penetration or our overall share of the offset printing equipment market in China or internationally. In addition, companies not currently in direct competition with us may introduce competing products in the future. Although we attempt to develop and introduce innovative products to meet end-user customer demand, products or technologies developed by other offset printing equipment suppliers could render our products or technologies obsolete or noncompetitive. Customers may defer or change their purchasing decisions in anticipation of the introduction of new products or the actual introduction of new products by us or our competitors.

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

We face risks and difficulties due to our recent growth, and may be unable to sustain our recent profitability and growth rates.

Our revenue grew from $67.8 million for the year ended June 30, 2007 to $89.6 million for the year ended June 30, 2008 and to $106.6 million for the year ended June 30, 2009. We will continue to encounter risks and difficulties in connection with our significant growth, including our potential failure to:

•	implement, adapt or modify our business model and strategy;
•	manage our investments in new businesses and facility expansion or construction, including the cold-set corrugated paper machine factory at Langfang Duoyuan that we intend to build;
•	maintain our current and develop new relationships with distributors;
•	manage our expanding operations and product offerings;
•	maintain adequate control of expenses, inventory and receivables;
•	attract, retain and motivate qualified personnel;
•	protect our reputation and enhance customer loyalty;
•	implement additional and improve existing administrative, financial and operations systems, procedures and controls; and
•	anticipate and adapt to changes in the offset printing industry, government regulations, technology and other competitive and market dynamics.

If we fail to successfully deal with these risks and difficulties due to our recent growth, we could experience disruptions in our business, any of which could materially affect our business, financial condition and results of operations.

In addition, although our sales have increased rapidly in recent years, we expect that our operating expenses will increase as we expand, and we may not maintain or increase our profitability. Some of the factors which may contribute to our inability to sustain our recent profitability and growth include:

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

We may be unsuccessful in developing and selling new products or in penetrating new markets for which we have limited experience, particularly the post-press market.

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

We may expand into business areas for which we do not have significant experience. One area of planned expansion is the cold-set corrugated paper machine product line, which we expect to begin commercial production and sale by the end of 2010. Many factors, some of which are beyond our control, could materially and adversely affect our ability to turn this and other products into profitable businesses, including:

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

We depend on distributors for all of our revenue. We do not have long-term distribution agreements, and all our distribution agreements have one-year terms. As our existing distribution agreements expire, we may be unable to renew with our desired distributors on favorable terms or at all. We compete for quality distributors with both our international and Chinese competitors. In addition, we rotate our sales and marketing personnel among our seven regional markets periodically to reduce our reliance on any single employee’s relationship with distributors in any market. This practice may make us less attractive to some distributors. Any disruption of our distribution network, including our failure to renew our existing distribution agreements with our desired distributors, could negatively affect our ability to effectively sell our products.

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

Failure to adequately manage our distribution network or non-compliance by distributors with our distribution agreements could harm our corporate image among our end-user customers and disrupt our sales, which could result in a failure to meet our sales goals. Furthermore, we could be liable for actions taken by our distributors, including violations of applicable law in connection with the marketing or sales of our products, such as the PRC anti-corruption laws and the United States Foreign Corrupt Practices Act. In particular, we may be held liable under U.S. law for actions taken by our distributors even though all of our distributors are non-U.S. companies that are not subject to the Foreign Corrupt Practices Act. Our distributors may violate these laws or otherwise engage in illegal practices with respect to their sales or marketing of our products. If our distributors violate these laws, we could be required to pay damages or fines, which may materially and adversely affect our business, financial condition and results of operations. In addition, our brand, reputation, sales or the price of our common shares could be adversely affected if we become the target of any negative publicity as a result of actions taken by our distributors.

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

For fiscal 2007, 2008 and 2009, purchases from our largest supplier accounted for 9.5%, 8.8% and 10.7% of our total raw materials and components purchases, respectively. For the same periods, our ten largest suppliers combined accounted for 54.6%, 55.7% and 57.4% of our total raw materials and components purchases, respectively. If any supplier is unwilling or unable to provide us with raw materials and components in the required quantities and at acceptable costs and quality, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our end-user customers, which could impact our ability to purchase raw materials and components.

Our inability to find or develop alternative supply sources for raw materials or components that meet our production demand and standards could result in production delays or reductions as well as shipment delays. The prices of our raw materials and components could also increase, and we may not be able to pass these price increases on to our end-user consumers. For example, steel prices in China decreased during the year ended June 30, 2006 but, increased significantly during fiscal 2007 and fiscal 2008. Should any of these events occur, our business may be materially and adversely affected.

Our distributors have reduced or terminated their purchases in the past, and could reduce or terminate their purchases in the future, which could materially and adversely affect our business.

We do not have long-term distribution agreements with our distributors, who could reduce their purchases or cease purchasing our products altogether. If major distributors elect to purchase products from another manufacturer, our operating results could be harmed through, among other things, decreased sales volumes and write-offs of accounts receivable and inventory related to products we have manufactured for these distributors. In addition, any decline in demand for our products, including any negative development affecting our major distributors or the printing industry in general, would likely harm our sales and operating results.

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

We may be unable to successfully expand our manufacturing capacity, which could result in material delays, quality issues, increased costs and loss of business opportunities, and, if we fail to accurately gauge demand for our products or our product and end-user customer initiatives fail, we may have overcapacity, which may materially and adversely affect our business.

We intend to upgrade our existing in-house production facilities for our key components and build a new factory at Langfang Duoyuan to manufacture cold-set corrugated paper machines, a post-press product. These projects may not be constructed in time or within budget. We may also experience quality control issues as we implement these manufacturing upgrades and ramp up production. Any material delay in completing these projects, or any substantial increase in costs or quality issues in connection with these projects, could materially and adversely affect our business, financial condition, results of operations and business opportunities.

Our decision to upgrade our existing production facilities and build a new cold-set corrugated paper machine factory at Langfang Duoyuan is based on the sale of current products, our growth strategy and market trends. However, market demand could shift and result in lower than anticipated demand for and sales of our existing or future products, such as our cold-set corrugated paper machines. Our marketing initiatives to promote our existing and new products may not result in the anticipated level of end-user customer demand, resulting in production overcapacity or excess inventory for us, which may have a material adverse effect on our profitability.

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

If we fail to meet evolving end-user customer demand and requirements for offset printing equipment, including through product enhancements or new product introductions, or if our products do not compete effectively, our financial conditions and operating results may be negatively and adversely affected.

The offset printing equipment industry is characterized by evolving technological change, frequent new product developments, periodic product obsolescence, high industry standards, changing information technologies and evolving distribution channels. We must adapt quickly to new and changing technologies and their related applications and to introduce new products offerings with improved features and functionality. We could incur substantial costs to keep pace with the technological changes and may fail to adapt to these changes.

Our future success largely depends on our ability to continuously develop new products with the quality levels our end-user customers demand and new services to support them. Despite our investments in research and development, we may fail to develop new products. Our new products may not achieve market acceptance or be manufactured at competitive costs or in sufficient volume. Our failure to enhance our existing products and services or to develop and introduce new products and services that meet changing end-user customer requirements and evolving technological standards would adversely impact our ability to sell our products and our financial condition and operating results may be negatively and adversely affected.

Third party use of the “Duoyuan” trademark name may dilute its value and materially and adversely affect our reputation, goodwill and brand.

We have a license from Duoyuan Investments Limited, our majority shareholder, wholly owned by Wenhua Guo, the chairman of our board of directors, to use the “Duoyuan” trademark name. Duoyuan Investments Limited, however, may license the “Duoyuan” trademark name to others for products unrelated to printing, which may create confusion regarding our brand. In addition, some of our distributors use the Chinese characters of our name, “Duoyuan,” in their company names, and we may be unable to prevent such use. The use of “Duoyuan” in the legal names of these distributors may confuse our end-user customers who may associate our name with the distributor and incorrectly believe our distributors are our affiliates. Due to ambiguities in Chinese intellectual property law, the cost of enforcement and our prior lack of enforcement, we may be unable to prevent third parties from using the “Duoyuan” trademark name.

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

We believe that our current cash and cash flows from operations will be sufficient to meet our present and reasonably anticipated cash needs to maintain current operations. We may, however, require additional cash resources due to changed business conditions, planned expansion of our manufacturing capacity and product offerings (for example, our plans to expand our existing property to build a cold-set corrugated paper machine factory at Langfang Duoyuan) or other investments or acquisitions we may decide to pursue. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities could result in dilution of shareholders’ holdings. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Any interruption in our production process could materially impair our financial performance and adversely affect our relationships with our distributors.

Our manufacturing operations are complicated and integrated, involving the coordination of raw materials and components (some purchased from third parties), internal production processes and external distribution processes. While these operations are modified on a regular basis in an effort to improve manufacturing and distribution efficiency and flexibility, we may experience difficulties in coordinating the various aspects of our manufacturing processes, thereby causing downtime and delay. For example, due to increased demand for our multicolor presses, we transferred some of our employees from the single color press production line to the multicolor press production line. Production of multicolor presses involves a more complicated manufacturing process that required additional training for these transferred employees and ultimately resulted in some production delays. We manufacture, assemble and store almost all of our products, as well as conduct most of our research and development activities, at our manufacturing facilities. We do not maintain back-up facilities, so we depend on our manufacturing facilities for the continued operation of our business. A natural disaster or other unanticipated catastrophic event, including power interruption, water shortage, storm, fire, earthquake, terrorist attack or war, could significantly impair our ability to manufacture our products and operate our business and delay our research and development activities. Our facilities and certain manufacturing equipment would be difficult to replace and could require substantial replacement time. Catastrophic events may also destroy our inventory. The occurrence of such an event could materially and adversely affect our business and operations. In addition, any interruption in our production, even if temporary, could delay our delivery to our distributors, who deliver to end-user customers. Any production interruption and/or delivery delays could negatively affect our business and potentially our reputation. Any interruption of our business operations could have a material adverse effect on our business, financial condition and operating results and may negatively affect our relationships with our distributors.

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

In connection with the construction of our Hunan Duoyuan facility, which became operational in March 2004, we did not obtain the required environmental protection assessment. We were also required to obtain a pollutant discharging permit. We have not received this permit yet. Pursuant to the Provisional Measures of Hunan Province on the Administration and Supervision of Pollutant Discharging Permit, effective January 1, 2004, our failure to obtain this permit, may result in us being prohibited the discharge of pollutants. We may not obtain the required approval of our potential construction project.

The loss of key personnel, failure to attract or retain specialized technical and management personnel and recent replacements of our chief executive officer and chief financial officer could materially and adversely affect our business.

We rely heavily on the services of our key personnel, including Wenhua Guo, the chairman of our board of directors, Christopher Patrick Holbert, our chief executive officer, Xiqing Diao, our chief operating officer, William D. Suh, our chief financial officer, and Yubao Wei, our chief technology officer, each of whom are a significant asset to us. Our future success will depend on our ability to retain these key personnel and attract and retain other skilled managerial, engineering, technical and sales and marketing personnel. Competition for such key personnel, particularly technical personnel, is intense in the offset printing equipment industry, and we may fail to attract and retain a sufficient number of technical personnel to support our anticipated growth. Despite the incentives we provide, our current employees may not continue to work for us. If additional personnel are required for our operations in the future, we may not be able to obtain the services of additional personnel necessary for our growth.

Turnover in our senior management could significantly deplete institutional knowledge held by our existing senior management team and impair our operations, which could harm our business. On June 29, 2009, Wenhua Guo resigned as our chief executive officer. Mr. Diao served as our interim chief executive officer from July 9, 2009 until we appointed Christopher Patrick Holbert as our chief executive officer on August 26, 2009. During the year ended June 30, 2008, Gene Michael Bennett and William Milewski, who served as our chief financial officers from July 19, 2007 to December 20, 2007 and from March 1, 2008 to May 21, 2008, respectively, resigned. From December 20, 2007 to March 1, 2008 and again from May 21, 2008 to October 1, 2008, Baiyun Sun served as our interim chief financial officer and controller. We appointed William Suh as our chief financial officer effective as of October 1, 2008, with Ms. Sun continuing to serve as our controller. During the transition periods when we had only an interim chief financial officer, certain of our projects were subject to delay or put on hold which may have a material adverse effect on our financial condition and operating results.

In addition, if any of our key personnel joins a competitor or forms a competing company, we may not be able to replace them easily and we may lose end-user customers, business partners, key professionals and staff members as a result. All of our key personnel have entered into employment agreements with us, which include confidentiality and non-disclosure provisions. However, if any disputes arise between these key personnel and us, it is not clear, in light of uncertainties associated with the Chinese legal system, what the court decisions will be and the extent to which these court decisions could be enforced in China, where all of these key personnel reside and hold some of their assets. See “—Risks Related to Doing Business in China—Uncertainties with respect to the Chinese legal system could limit the legal protections available to our shareholders and us.”

The successful management of our printing operations and growth may suffer because our senior management team has a limited history of working together.

Our success depends, in large part, upon the services of our senior management team. A significant portion of our senior managment team, namely our chief executive officer and chief financial officer, has been in place for less than 12 months. These executives do not have previous management experience with us and may not fully integrate themselves into our business or manage effectively our growth. Our failure to assimilate these new executives, the failure of these new executives to perform effectively, or the loss of any of these new executives, could adversely affect our business, financial condition, and results of operations. We do not carry key person life insurance on any of our executive officers.

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

Currently, we have seven patents registered in China. Patents might not be issued for our future applications, and any issued patents may not protect or benefit us or otherwise give us adequate protection from competing products. For example, issued patents may be circumvented or challenged and declared invalid or unenforceable or provide only limited protection for our technologies. We also cannot be certain that others will not design around our patented technology, independently develop our proprietary technology or develop effective competing technologies on their own.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely against us, could disrupt our business and subject us to significant liability to third parties.

We rely upon certain proprietary confidential information, trademarks, know-how, trade secrets and improvements and continuing technological innovation to develop and maintain our competitive position. In addition, we have seven registered patents that we use in our business. Our product development teams conduct patent searches of Chinese patents with guidance and oversight from our in-house patent team. Our product development projects are approved only if the result of the patent search indicates that development of the proposed products will not infringe on any third party intellectual property rights. However, due to the complex nature of offset printing technology patents, the uncertainty of construing the scope of the patents, inadequate oversight or guidance from our in-house patent team, and other limitations inherent to these patent searches, the risk of our infringing on third party intellectual property rights cannot be fully eliminated.

Third parties may claim that one or more of our products or our various processes infringe upon their patents or other intellectual property. A successful claim of patent or other intellectual property infringement could subject us to significant damages or an injunction preventing the manufacture, sale or use of our affected products or otherwise limit our freedom to operate. The legal protection of intellectual property in China is significantly more limited than in the United States and many other countries and may afford us little or no effective protection.

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

We may be exposed to potential risks relating to our internal control over financial reporting and our ability to have those controls attested to by our independent auditors for the year ending June 30, 2010, in accordance with the Sarbanes-Oxley Act of 2002.

We are required by the Securities and Exchange Commission to include a report of management on our internal control over financial reporting in our annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements must attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting and the operating effectiveness of our internal controls. Our management has concluded that our internal control over our financial reporting is not effective and has material weaknesses. Our independent registered public accounting firm is not yet required to attest to our management’s assessment until the year ending June 30, 2010, but once it is required to do so it may issue a report that is qualified if it is not satisfied with our controls at that time or the level at which our controls are documented, designed, operated or reviewed. We have identified significant deficiencies or material weaknesses in our internal controls that we may not be able to remediate in a timely manner, and investors and others may lose confidence in the reliability of our financial statements. We can provide no assurance that we will be in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, be able to rectify the material weaknesses we have identified or receive a positive attestation from our independent auditors in the future. Any of these possible outcomes could result in loss of investor confidence in the reliability of our reporting processes, which could adversely affect the price of our shares.

The termination and expiration or unavailability of preferential tax treatments once available to us may materially and adversely affect our business.

Prior to January 1, 2008, enterprises established in China were generally subject to 30% state and 3% local enterprise income tax rate. However, enterprises that satisfied certain conditions enjoyed preferential tax treatments. For example, in accordance with the Foreign Invested Enterprise Income Tax Law, which was effective until December 31, 2007, a foreign-invested manufacturing enterprise scheduled to operate for a period not less than ten years would be exempted from paying income tax in its first and second years of generating profit, followed by a 50% reduction in its tax rate in the third, fourth and fifth years subject to the approval of relevant tax authorities. Duoyuan China, which we believe qualifies as a manufacturing enterprise scheduled to operate more than ten years, enjoyed an income tax exemption for its first two profitable years (2004 and 2005) and a 50% income tax reduction for the next three years (2006 through 2008). Since the definition of manufacturing enterprise is unclear and subject to discretionary interpretation and enforcement by the PRC authorities, if Duoyuan China is deemed not qualified for such preferential tax treatment in the prior periods by relevant tax authorities, it may be required to refund prior tax benefits received.

Effective January 1, 2008, the PRC National People’s Congress enacted the PRC Enterprise Income Tax Law. The new Enterprise Income Tax Law generally imposes a single uniform income tax rate of 25% on all Chinese enterprises, including foreign-invested enterprises, and eliminates or modifies most of the tax exemptions, reductions and preferential treatments available under the previous tax laws and regulations, subject to the State Council’s further regulation. According to the new Enterprise Income Tax Law and relevant implementation rules, the specific foreign-invested enterprises which used to enjoy a tax holiday in accordance with the state laws, regulations or the relevant rules will continue to enjoy it under the new tax law until the expiration of such tax holiday. As a result, Duoyuan China enjoyed the 50% tax reduction for the calendar year 2008 with an applicable income tax rate of 12.5%. Beginning on January 1, 2009, Duoyuan China became subject to the 25% income tax rate. Our other two subsidiaries, Langfang Duoyuan and Hunan Duoyuan, were both granted five-year income tax exemptions beginning with their first profitable year, by the relevant local governments. However, these preferential tax treatments granted by the local governments were not supported by relevant state laws and regulations, thus Langfang Duoyuan and Hunan Duoyuan may be ordered by relevant authorities to refund these tax benefits. Langfang Duoyuan became subject to the 25% income tax rate beginning on January 1, 2008. Pursuant to the preferential tax treatments granted by the local government, Hunan Duoyuan will become subject to the 25% income tax rate beginning on January 1, 2010. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Taxes and Incentives.”

If we are required to refund the tax benefits we received, our financial condition and result of operation could be materially and adversely affected.

The newly enacted PRC tax law affects tax exemptions on dividends received by us and increases the enterprise income tax rate applicable to us.

According to the PRC enterprise income tax law applicable prior to January 1, 2008, dividends paid to us by our Chinese subsidiaries were exempted from the Chinese enterprise income tax. However, such tax exemption ceased after January 1, 2008, when the new PRC Enterprise Income Tax Law and its implementation rules became effective. Under the new Enterprise Income Tax Law, dividends payable by a foreign invested enterprise in the PRC to its foreign investor who is a non-resident enterprise will be subject to a 10% withholding tax unless such non-resident enterprise’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a reduced rate of withholding tax. We are a company incorporated in the State of Wyoming, United States. As the tax treaty between China and the United States does not have such a reduced rate of withholding tax on dividends, if we are considered a non-resident enterprise, our dividend income received from our PRC subsidiary will be subject to a 10% withholding tax. The new Enterprise Income Tax Law also provides that an enterprise established outside the PRC with its “de facto management body” within the PRC is considered a resident enterprise and will be subject to the enterprise income tax at the rate of 25% on its worldwide income. According to the Implementing Rules of PRC Enterprise Income Tax Law, “de facto management organization” means organizations implementing substantive and comprehensive management and control over the production and business operations, staff, accounts and property of an enterprise. On April 22, 2009, the State Administration of Taxation promulgated a circular which set out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises incorporated under laws of foreign countries or regions that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents like us. Although substantially all members of our management are located in China, it is unclear whether Chinese tax authorities would require (or permit) us to be treated as PRC resident enterprises. If we are deemed a Chinese tax resident enterprise, we may be subject to an enterprise income tax rate of 25% on our worldwide income, excluding dividends received directly from another Chinese tax resident. As a result of such changes, our historical tax rates will not be indicative of our tax rates for future periods and the value of our common shares may be adversely affected.

We conduct all of our business through our Chinese subsidiaries and almost all of income will be derived from these subsidiaries. Currently, we have not received any dividend payments from our Chinese subsidiaries and we, as a holding company, do not have any revenue because all revenues are reported by the Chinese subsidiaries.

Our foreign shareholders may be subject to PRC withholding tax on the dividends payable by us and upon gains realized on their sales of our shares if we are deemed a PRC “resident enterprise.”

Under the new PRC Enterprise Income Tax law, non-PRC enterprise shareholders may be subject to a 10% withholding tax upon dividends payable by us and gains realized on their sales or other dispositions of our shares, if such income is deemed as sourcing from China. Accordingly, under the new Enterprise Income Tax Law, (i) if the enterprise that distributes dividends is domiciled in the PRC, or (ii) if gains are realized from transferring equity interests of enterprises domiciled in the PRC, then such dividends or capital gains are treated as China-sourced income. It is not clear how “domicile” may be interpreted under the new Enterprise Income Tax law. It remains unclear whether the gains our non-PRC enterprise shareholders may realize will be regarded as income from within China if we are deemed aPRC resident enterprise under the new Enterprise Income Tax Law. If we are deemed a PRC resident enterprise and investors’ sales of our shares and dividends payable by us are deemed as gains sourced from China, investors’ sales of our shares and dividends payable by us may be subject to withholding tax. However, if investors do not pay the withholding tax, there is no certainty regarding whether penalties will be imposed or the type of penalties. Any such withholding tax or penalties imposed upon our shareholders will reduce the returns on your investment in our shares.

We may be unable to ensure compliance with U.S. economic sanctions laws, especially when we sell our products to distributors over which we have limited control.

The United States Department of the Treasury’s Office of Foreign Assets Control administers certain laws and regulations that impose penalties on U.S. persons and, in some instances, foreign entities owned or controlled by U.S. persons, for conducting activities or transacting business with certain countries, governments, entities or individuals subject to U.S. economic sanctions. We will not engage in or fund, directly or indirectly, any activity or business with any country, government, entity or individual that U.S. economic sanctions laws prohibit U.S. persons, or foreign entities owned or controlled by U.S. persons, from engaging in or funding. However, we sell our products through independent non-U.S. distributors which are responsible for interacting with the end-user customers of our products. Although none of these independent non-U.S. distributors are located in or conduct business with countries subject to U.S. economic sanctions such as Cuba, Sudan, Iran, Syria and Myanmar, we may not be able to ensure that such non-U.S. distributors comply with any applicable U.S. economic sanctions laws. As a result of the foregoing, actions could be taken against us that could materially and adversely affect our reputation and have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Because all of our assets are held by our Chinese subsidiaries, the claims of our shareholders will be structurally subordinate to all existing and future liabilities and obligations and trade payables of our Chinese subsidiaries. In the event of our bankruptcy, liquidation or reorganization, our assets and those of our Chinese subsidiaries will be available to satisfy the claims of our shareholders only after all of our subsidiaries’ liabilities and obligations have been paid in full.

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

The State Administration of Foreign Exchange, or SAFE, issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies in October 2005, which became effective in November 2005 namely Notice 75, and an implementing rule in May 2007 namely Notice 106, collectively the SAFE Rules. According to the SAFE Rules, Chinese residents, including both legal persons and natural persons (including Chinese citizens and foreign citizens) who reside in China, are required to register with the SAFE or its local branch before establishing or controlling any company outside China, referred to in the SAFE rules as an “offshore special purpose company,” for the purpose of financing that offshore company with their ownership interests in the assets of or their interests in any Chinese enterprise. In addition, a Chinese resident that is a shareholder of an offshore special purpose company is required to amend its SAFE registration with the local SAFE branch with respect to that offshore special purpose company in connection with the injection of equity interests or assets of a Chinese enterprise in the offshore company or overseas fund raising by the offshore company, or any other material change in the capital of the offshore company, including any increase or decrease of capital, transfer or swap of share, merger, division, long-term equity or debt investment or creation of any security interest. The SAFE Rules apply retroactively. As a result, Chinese residents who have established or acquired control of offshore companies that have made onshore investments in China in the past were required to complete the relevant registration procedures with the competent local SAFE branch. If any Chinese resident failed to file its SAFE registration for an existing offshore company, any dividends remitted by the onshore entity to its overseas parent since April 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result of any illegal action of this type, both the onshore entity and its actual controlling person(s) can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore entity, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore company. Chinese resident shareholders of the offshore company may also be subject to penalties under Chinese foreign exchange administration regulations.

Our majority shareholder, Duoyuan Investments Limited, is wholly owned by Wenhua Guo, who is the chairman of our board of directors and a Chinese citizen as defined in the SAFE Rules. We have asked Mr. Guo, and will ask our future shareholders and beneficial owners who are Chinese residents, to make the necessary applications and filings as required under Notice 75 and other related rules. Mr. Guo has submitted the application in September 2006 pursuant to Notice 75. Because of lack of implementation procedures, SAFE did not issue a registration certificate to Mr. Guo. In May 2007, SAFE promulgated the Notice 106 and set out the relevant procedures. Mr. Guo will resubmit his application with SAFE by the end of the calendar year 2009. We cannot provide any assurances that he can obtain such SAFE registration. Moreover, due to uncertainty concerning the reconciliation of Notice 75 with other approval or registration requirements, it remains unclear how Notice 75, and any future legislation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We will attempt to comply, and attempt to ensure that Mr. Guo and our future shareholders and beneficial owners who are subject to these rules comply, with the relevant requirements. However, we cannot provide any assurances that all of our shareholders and beneficial owners who are Chinese residents will comply with our request to make or obtain any applicable registrations or comply with other requirements required by Notice 75 or other related rules. The failure or inability of our Chinese resident shareholders or beneficial owners to register with the SAFE in a timely manner pursuant to the SAFE Rules, or the failure or inability of any future Chinese resident shareholders or beneficial owners to make any required SAFE registration or comply with other requirements under the SAFE Rules, may subject these shareholders or beneficial owners to fines or other sanctions and may also limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries, limit our Chinese subsidiaries’ ability to pay dividends to us, repay shareholder loans or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us.

We may not be able to enforce our legal rights in China or elsewhere, which could materially and adversely affect our business.

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

It may be difficult to serve us with legal process or enforce judgments against us or members of our management.

A substantial majority of our executive officers and our directors reside outside of the United States. Because our operations, assets and officers and directors are located outside of the United States, it may not be possible for U.S. investors to enforce their legal rights, effect service of process upon our directors or officers or enforce civil or criminal judgments of U.S. courts against us or our directors and executive officers under U.S. federal securities laws. Moreover, we have been advised by our PRC counsel, Commerce & Finance Law Offices, that China’s treaties do not provide for reciprocal recognition and enforcement of judgments by U.S. courts.

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

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006, as amended on June 22, 2009.

The new Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors governs the approval process by which a Chinese company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new M&A rules will require the Chinese parties to make a series of applications to certain government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new M&A rules is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new M&A rules, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our shareholders or sufficiently protect their interests in a transaction. The new M&A rules allow Chinese government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The new M&A rules also prohibit a transaction at an acquisition price obviously lower than the appraised value of the Chinese business or assets and, in certain transaction structures, requires that consideration must be paid within defined periods, generally not in excess of a year. The new M&A rules also limit our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, the new M&A rules may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our investors’ economic interests.

The new provisions of the PRC Employment Contract Law may substantially increase our labor-related costs in the future.

The PRC Employment Contract Law, which became effective as of January 1, 2008, contains many more provisions favorable to employees than prior labor regulations in effect in China. This may substantially increase our labor-related costs in our future operations. According to the new law, an employee is entitled to terminate his or her employment relationship with his or her employer for certain causes, such as delay in payment of wages or social insurance contribution or dissatisfactory labor protection, and under such circumstances the employer is liable to pay compensation to the employee. The amount of such compensation payment shall be one month's salary for each year that the employee has served the employer. If the monthly wage of an employee is three times greater than the average monthly wage in the previous year for employees as announced by the people’s government at the municipal level directly under the central government or at the city-with-district level where the Employer is located, the rate for the financial compensations paid to him shall be three times the average monthly wage of employees and shall be for not more than 12 years of work. An employer shall also be liable to compensate an employee when the employer decides not to renew an existing employment contract that is about to expire, unless the employee refuses to renew the employment contract even though the employer offers equal or more favorable terms than those in the existing employment contract. In addition, an employer is obligated to conclude an open-ended employment contract with an employee after two consecutive terms of fixed-term employment, which means the employer will be liable to pay damages to an employee if it terminates this employee without cause, until the employee reaches an age at which he or she is eligible for pension. We may have greater difficulty terminating underperforming employees and may incur higher level of labor costs in order to comply with the provisions of the new law, which may have a material adverse effect on our business, financial condition and operating results.

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

We are a holding company and we rely principally on dividends and other distributions paid by our Chinese subsidiaries for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. If our Chinese subsidiaries incur debt on their own behalf, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Furthermore, relevant Chinese laws and regulations permit payments of dividends by our Chinese subsidiaries only out of their respective retained earnings after tax, if any, determined in accordance with Chinese accounting standards and regulations.

Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of June 30, 2009, we had statutory reserves of $9.4 million and total shareholders’ equity of $126.7 million. As a result of these Chinese laws and regulations, each of our Chinese subsidiaries is restricted in its ability to transfer a portion of its net assets to us, including in the form of dividends, loans or advances. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

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

Risks Associated with our Common Shares

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

Wenhua Guo, the chairman of our board of directors and beneficial owner of 70.25% of our common shares, has substantial influence over us, and his interests may not be aligned with the interests of our other shareholders.

Wenhua Guo, the chairman of our board of directors, beneficially owns 70.25% of our outstanding common shares. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, which may at times conflict with the interests of our other shareholders. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended.

We have the right to issue additional common shares and preferred shares without the consent of our shareholders. This would have the effect of diluting our shareholders’ ownership in us and could decrease the value of our shares.

As of the date of this Annual Report, we have 100,000,000 common shares authorized for issuance, of which only 25,000,050 shares of common shares were issued and outstanding. Approximately 74,999,950 authorized common shares are available for issuance for any purpose without shareholder approval. The issuance of these available shares would dilute shareholders’ percentage ownership of us. We have outstanding warrants to acquire 1,226,972 common shares.

In addition, our articles of incorporation authorize the issuance of preferred shares, the rights, preferences, designations and limitations of which may be set by our board of directors. While no preferred shares are currently outstanding, our articles of incorporation authorize the issuance of up to 1,000,000 preferred shares at the discretion of our board of directors. Preferred shares may be issuedupon the filing of amended articles of incorporation and the payment of required fees, requiring no further shareholder action. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by our board of directors and could operate to the disadvantage of our outstanding common shares. These terms could include, among others, preferences as to dividends and distributions on liquidation.

The conversion of outstanding derivative securities could cause our shareholders’ ownership to be diluted and may decrease the value of our shareholders’ investments.

Outstanding derivative securities and current and future obligations to issue our securities to various parties may dilute the value of our shareholders’ investments. On October 9, 2006, as part of our compensation to them, we issued to CCG Investor Relations Partners, LLC warrants to acquire 37,287 shares at a strike price of $4.61 per share. On November 2, 2006, we issued warrants to Roth Capital Partners, LLC to purchase 613,260 shares at a strike price of $4.21 per share for a term of five years. These warrants are exercisable at any time after June 30, 2008 on a cashless or net exercise basis. In addition, in December 2007 we issued to 25 of our November 2006 private placement investors warrants to purchase 576,425 shares at a strike price of $5.76 per share for a term of five years starting on June 30, 2008, which are exercisable at any time after June 30, 2008 on a cashless basis. For as long as these warrants are outstanding and exercisable, the warrant holder will have an opportunity to profit from a rise in the market price of our common shares without assuming the risks of ownership. The outstanding warrants may have an adverse effect on the terms upon which we can obtain additional capital. We expect that the warrant holders will exercise the warrants at a time when we are able to obtain equity capital on terms more favorable than the exercise prices provided by the warrants. Holders of our common shares do not have pre-emptive rights.

Item 2.	Properties.

Duoyuan China leases 3,080 square meters of space, located at No. 3 Jinyuan Road, Daxing Industrial Development Zone, Beijing, China, from Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., or Duoyuan Information, a company owned by Wenhua Guo, the chairman of our board of directors. The property is used as an office building. Duoyuan China originally leased the property at No.3 Jinyuan Road from Duoyuan Clean Water Technology Industries (China) Co., Ltd., or Duoyuan Water, a company owned by Mr. Guo. The initial lease had a five-year term from January 1, 2003 to December 31, 2007 and was extended for one year. As a result of the property transfer between Duoyuan Water and Duoyuan Information, in which Duoyuan Information became the new owner of the property at No. 3 Jinyuan Road, the initial lease with Duoyuan Water was terminated. We entered into a new lease with Duoyuan Information for a period from July 1, 2008 to December 31, 2009, with an annual rent payment of $0.2 million.

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

We intend to build a factory to manufacture cold-set corrugated paper machines at our Langfang Duoyuan facility, and have conducted related land clearing and site preparation services. We are also designing workshops and production lines and procuring equipment for this cold-set corrugated paper machine factory at Langfang Duoyuan. We plan to commercially manufacture and sell cold-set corrugated paper machines by the end of 2010.

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

Currently there is no public trading market for our common shares. No dividends have been declared or paid on our common shares. As of September 14, 2009, we had approximately 88 holders of our common shares of record. Currently there are no compensation plans under which equity securities of the company are authorized for issuance.

Item 6.	Selected Financial Data.

You should read the selected consolidated financial information set forth below in conjunction with our consolidated financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected consolidated statements of income and other comprehensive income for the years ended June 30, 2005, 2006, 2007, 2008 and 2009, the selected consolidated balance sheets as of June 30, 2005, 2006, 2007, 2008 and 2009, and the selected consolidated statements of cash flows for the years ended June 30, 2005, 2006, 2007, 2008, and 2009 have been derived from our audited consolidated financial statements that are included elsewhere in this Annual Report. The consolidated financial statements are prepared and presented in accordance with U.S. GAAP. Our historical results are not necessarily indicative of results to be expected for future periods.

Consolidated Statements of Income and Other Comprehensive Income	Year Ended June 30,
	2005	2006	2007	2008	2009
	(in thousands, except for share and per share data)
Revenue, net	$26,469	$43,747	$67,812	$89,628	$106,591
Cost of revenue	16,887	22,478	37,694	44,462	50,334
Gross profit	9,582	21,269	30,118	45,166	56,257
Research and development expenses	680	1,037	1,046	1,683	1,768
Selling expenses	3,025	3,753	7,827	8,705	9,726
General and administrative expenses	2,406	2,896	3,079	4,472	4,474
Income from operations	3,471	13,583	18,167	30,306	40,289
Liquidated damages (expenses) income, net of settlement	—	—	(2,119)	235	—
Change in fair value of derivative instruments	—	—	—	73	194
Other income (expense), net
Non-operating (expenses)	—	—	—	—	(957)
Interest expense	(505)	(742)	(742)	(730)	(1,188)
Interest and other income	997	503	721	195	176
Other income (expense), net	492	(239)	(21)	(535)	(1,969)
Income before minority interest and provision for income taxes	3,963	13,344	16,027	30,079	38,514
Minority interest	86	187	241	381	464
Income before provision for income taxes	3,877	13,157	15,786	29,698	38,051
Provision for income taxes	—	261	1,807	3,238	5,454
Net income	$3,877	$12,896	13,979	26,460	32,597
Other comprehensive income
Foreign currency translation gain	—	426	1,834	8,200	329
Comprehensive income	$3,877	$13,322	$15,813	$34,660	$32,925
Basic and diluted weighted average number of shares	18,867,436	18,867,436	23,041,021	25,000,050	25,000,050
Basic and diluted earning per share	$0.21	$0.68	$0.61	$1.06	$1.30

	As of June 30,
Consolidated Balance Sheets	2005	2006	2007	2008	2009
	(in thousands)
Cash	$294	$3,740	$7,816	$14,200	$31,044
Working capital (1)	(6,405)	6,945	30,935	55,587	75,337
Total current assets	22,002	34,906	51,267	72,017	94,214
Total assets	37,467	50,544	80,280	112,905	148,551
Total current liabilities	28,406	27,962	20,332	16,431	18,877
Total liabilities	28,406	27,962	20,332	17,805	20,057
Minority interest	327	527	801	1,293	1,762
Total shareholders’ equity	8,734	22,055	59,147	93,806	126,732

(1)	Working capital is equal to total current assets less total current liabilities.

Consolidated Statements of Cash Flows	Year Ended June 30,
	2005	2006	2007	2008	2009
	(in thousands)
Cash flows provided by (used in) operating activities	$(9,883)	$4,933	$(4,200)	$16,801	$29,842
Cash flows used in investing activities	(2,609)	(1,563)	(11,081)	(10,524)	(16,189)
Cash flows provided by (used in) financing activities	11,858	—	19,171	(1,092)	2,929

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report for the period ended June 30, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. Generally, the words “expect,” “estimate,” “anticipate,” “predict,” “believe,” “plan,” “will,” “may,” “should,” “intend,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations and those of our directors and officers regarding our working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  Such statements are subject to certain risks and uncertainties, including the matters set forth in this Annual Report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Annual Report on Form 10-K for the annual period ended June 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the discussion on risk factors in “Item 1A. Risk Factors” of this Annual Report.

Overview

We are a Wyoming corporation and a leading offset printing equipment supplier in China, headquartered in Beijing. Through our principal operating subsidiary, Duoyuan China, and Duoyuan China’s manufacturing subsidiaries, namely Langfang Duoyuan and Hunan Duoyuan, we design, manufacture and sell offset printing equipment used in the offset printing process. We manufacture one product under the pre-press product category (a CTP system) and fifteen products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We plan to begin commercial production and sale of certain post-press products, including a cold-set corrugated paper machine, which makes corrugated cardboard paper, by the end of 2010. In addition, we plan to begin commercial production and sale of two other post-press products, namely an automatic booklet maker and an automatic paper cutter, for which we have developed prototypes, in 2011.

Our revenue grew 32.2% from $67.8 million in the year ended June 30, 2007 to $89.6 million in the year ended June 30, 2008 and 18.9% to $106.6 million in the year ended June 30, 2009. Our net income grew 89.3% from $14.0 million in fiscal 2007 to $26.5 million in fiscal 2008 and 23.2% to $32.6 million in fiscal 2009. For fiscal 2007, 2008 and 2009, our income from operations was $18.2 million, $30.3 million and $40.3 million, respectively. Our operating results reflect our continuous growth in sales of our multicolor presses, which are generally more expensive and more profitable. For fiscal 2007, 2008 and 2009, our multicolor large format presses and our multicolor small format presses were our best selling products. For fiscal 2007, 2008 and 2009, we derived 72.3%, 81.4% and 83.3% of our revenue from the sale of our multicolor presses, respectively. For the same periods, our multicolor large format presses accounted for approximately 46.7%, 52.0% and 51.2% of our revenue, respectively, and our multicolor small format presses accounted for approximately 25.6%, 29.4% and 32.1% of our revenue, respectively.

Outlook

We derive all of our revenue from sales of our pre-press and press equipment to our distributors in China. China’s printing equipment industry grew from approximately $908 million in 2002 to approximately $2.5 billion in 2007, according to the Printing and Printing Equipment Industries Association of China, representing a CAGR of 23% per annum. Taking into account of the effects of the current economic environment, Pira International projects China’s printing equipment market to grow by 34% total from 2009 to 2014, or a CAGR of 6.0% per annum.

Our business expansion plans focus on developing and manufacturing higher quality and more efficient multicolor presses, post-press products and machines servicing the packaging market. Package printing represents the largest segment in China’s printing industry. According to the Printing and Printing Equipment Industries Association of China, China’s overall printing industry reached $64.4 billion in 2007, of which approximately $20.5 billion was related to package printing, accounted for 32% of the China’s printing industry that year. Pira International projects that package printing to become the largest segment by 2014, followed by commercial printing.

We dedicate a large portion of our research and development expenses to creating and improving our press products, particularly our multicolor presses. In addition, we plan to begin commercial production and sale of a new product targeting the packaging market, namely a cold-set corrugated paper machine, a machine that makes corrugated cardboard paper, by the end of 2010. We also plan to begin commercial production and sale of two post-press products, namely an automatic booklet maker and an automatic paper cutter, for which we have developed prototypes, in 2011.

Principal Factors Affecting Our Results of Operations

The following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations:

Growth of the Overall Printing Industry, Printing Equipment Market and Packaging Equipment Market in China

We believe the growing market for print products and printing equipment in China has affected and will continue to affect our financial condition by increasing market demand for our products. Similarly, China’s printing equipment market grew from approximately $0.9 billion in 2002 to approximately $2.5 billion in 2007, according to the Printing and Printing Equipment Industries Association of China, representing a CAGR of 23% per annum. Package printing is an important segment within China’s printing industry. In 2007, package printing accounted for 32% of China’s printing industry. Any adverse changes in China’s economic conditions may adversely affect demand for print and printed packaging materials, and consequently our products. See “Item 1A. Risk Factors—Risks Related to Our Business—If the market for printing equipment does not grow at the rate we expect or at all, including due to a decrease in the demand for commercial printing services, our business may be materially and adversely affected.”

Expansion of Our Production Capacity and Acquisitions

To meet the potential increase in demand for our products and to improve our overall product quality and manufacturing efficiency, we plan to improve and upgrade our existing manufacturing facilities and productions lines at Langfang Duoyuan and Hunan Duoyuan. We expect these projects will be completed by the end of 2010. We will also consider strategic acquisitions to increase our production capacity and obtain new technology for additional products. As our production capacity increases, we also plan to expand our distribution network and end-user customer base.

Fluctuations in Raw Material Costs

Price fluctuations in raw materials and components impact our gross profits and results of operations. Our operations require substantial quantities of various raw materials, particularly steel and iron, and electronic components. These materials and components have been and continue to be susceptible to significant price fluctuations. For example, steel prices in China decreased during fiscal 2006, but increased significantly during fiscal 2007 and 2008, increasing our raw material costs as a percentage of revenue. For fiscal 2008 and 2009, raw material costs accounted for approximately 90% and 88%, respectively, of our production costs. We attempt to minimize the effect of price fluctuations in raw materials and components by:

•	producing a substantial majority of our key components in-house, as measured by the cost of revenue, and purchasing other off-the-shelf components from third party suppliers;
•	buying in large quantities to increase our purchasing leverage;
•	entering into year-long supply contracts for raw materials and components on favorable terms; and
•	reducing raw material and component consumption through research and development and increased automation of our manufacturing process.

Ultimately, we may need to raise our product prices sufficiently in order to recover higher raw material and component costs and maintain our profit margin.

Product Mix

Our revenue and, as described in greater detail below, gross margins in any given period will be directly impacted by our product mix. Due to the technological complexity and high capital requirements of multicolor presses, the number of companies selling multicolor presses in China is significantly smaller than those selling single color presses. As a result, our multicolor presses have a higher average unit sales price, which can be substantially greater than that of single color presses, and generate better gross profits. Also, sales prices and margins for our single color presses have faced consistent downward pressure because of increased competition.

Changes in PRC Tax Regulations

Our Chinese subsidiaries have enjoyed significant tax preferential treatments. These preferential tax treatments were applicable to foreign-invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the Foreign Invested Enterprise Income Tax Law, which was effective until December 31, 2007. The additional tax that would otherwise be payable without such preferential tax treatments totaled $4.5 million for fiscal 2007, $7.9 million for fiscal 2008 and $4.3 million for fiscal 2009. See “Item 1A. Risk Factors—Risks Related to Our Business—The termination and expiration or unavailability of preferential tax treatments once available to us may materially and adversely affect our business.”

As a result of recent changes in the Chinese enterprise income tax laws, we expect that our tax expenses will be increase significantly. In addition, as explained below, some of the tax preferences we previously received were granted by local governments and not supported by relevant state laws and regulations. As a result, our Chinese subsidiaries may be ordered by relevant authorities to refund these tax benefits. In addition, as a result of the changes in Chinese tax laws, our historical operating results will not be indicative of our operating results for future periods. See “—Critical Accounting Policies—Taxes and Incentives” below.

Impact of Recent Currency Exchange Rate Increase

We use the U.S. dollar as the reporting currency for our financial statements. Our operations are conducted through our Chinese subsidiaries. On July 21, 2005, the Chinese government changed its policy of benchmarking the value of the Renminbi to the U.S. dollar and, as a result, the Renminbi has appreciated by approximately 17.5% from RMB8.28 to $1.00 on July 21, 2005 to RMB6.83 to $1.00 on June 30, 2009. In converting our Renminbi income statement amount into U.S. dollars, the average translation rates used for fiscal 2007, 2008 and 2009 were RMB7.81 to $1.00, RMB7.26 to $1.00 and RMB6.83 to $1.00, respectively. Our U.S. dollar denominated operating results for these periods have benefited as a result of the appreciation of the Renminbi against the U.S. dollar.

Components of Revenue and Expenses

Revenue, net

Our revenue is reported net of value-added taxes, or VAT, that are levied on our products. As of June 30, 2009, all of our products were subject to VAT at a rate of 17% of the gross sales price. We also offer sales rebates as an incentive for large purchase orders. These sales rebates are recorded as a reduction of our revenue.

We derive all of our revenue from the sale of our offset printing equipment to distributors in China. We sell products in the pre-press and press product categories of printing equipment with substantially all our revenue being derived from the sale of our press printing equipment. Pre-press printing equipment comprised approximately 5.6%, 3.6% and 3.8% of our revenue for fiscal 2007, 2008 and 2009, respectively. Press printing equipment comprised approximately 94.4%, 96.4% and 96.2% of our revenue for fiscal 2007, 2008 and 2009. For fiscal 2007, 2008 and 2009, within the press category of our printing equipment, we derived 72.3%, 81.4% and 83.3% of our revenue from the sale of our multicolor presses, respectively. For fiscal 2007, 2008 and 2009, we derived 23.2%, 16.7% and 14.4% of our revenue from the sale of our single color presses, respectively.

For fiscal 2007, 2008 and 2009, our multicolor large format presses and our multicolor small format presses were our best selling products. For fiscal 2007, 2008 and 2009, our multicolor large format presses accounted for approximately 46.7%, 52.0% and 51.2% of our revenue, respectively, and our multicolor small format presses accounted for approximately 25.6%, 29.4% and 32.1% of our revenue, respectively.

Because of the increasing market demand for multicolor presses in China, which typically have higher profit margins than single color presses, we plan to continue to expand our multicolor press production capacities, product offerings and sales network. Our multicolor presses incorporate our advanced technologies, making them highly automated and efficient, and help reduce potential human errors. Our multicolor small format presses offer a relatively low-cost solution for end-user customers with high quality multicolor printing needs, such as corporate brochures, product catalogues, labels and small packages. Our multicolor large format presses, which require relatively large investments compared to our other press products, are suitable for end-user customers with high-quality multicolor printing needs, such as posters, large packages, and banners. Our multicolor large format presses are also capable of printing at a faster speed than our other press products, making them ideal for time sensitive printing needs.

Although we expect that our multicolor presses will continue to be our best selling products in the near future, we expect that sales of our pre-press product and single color presses will continue growing as the printing industry in China continues expanding. Our CTP system is more technologically advanced than products using the traditional pre-press processing method. Our CTP system improves printing plate quality and eliminates the labor and chemical intensive multiple step processes associated with traditional pre-press processing methods. Although computer-to-plate technology is relatively new in China, we believe that there is revenue growth potential for our CTP system with increased market acceptance. We also expect to see revenue growth with our single color presses, which are typically suited for end-user customers who are entering offset printing from type-set printing or need to print works that are mostly single colored, such as books. Our single color presses require low initial investments and minimal operating skills compared to our multicolor presses. We also expect to generate revenue from our post-press line of business, particularly from the manufacture and sale of our cold-set corrugated paper machines, which we expect to launch by the end of 2010.

The following table provides a breakdown of our revenue, by product category, for the periods indicated:

	Year Ended June 30
	2007		2008		2009
	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(dollars in thousands)
Pre-press
CTP system	$3,769	5.6%	$3,184	3.6%	$4,004	3.8%
Press
Single color small-format presses	6,021	8.9	4,328	4.8	4,436	4.2
Single color large-format presses	9,730	14.3	10,700	11.9	10,903	10.2
Multicolor small-format presses	17,350	25.6	26,366	29.4	34,207	32.1
Multicolor large-format presses	31,671	46.7	46,597	52.0	54,593	51.2
Adjustments	(729)	(1.1)	(1,547)	(1.7)	(1,552)	(1.5)
Revenue, net	$67,812	100.0%	$89,628	100.0%	$106,591	100.0%

In fiscal 2007, 2008 and 2009, sales to distributors in China accounted for all of our revenue. We use an extensive distribution network to reach a broad end-user customer base. We generally make sales on a purchase order and short-term agreement basis. We do not have long-term purchase orders with any of our distributors. No single distributor accounted for more than 5.0% of our revenue for fiscal 2007, 2008 and 2009.

Adjustments to revenue accounted for 1.1%, 1.7% and 1.5% for fiscal 2007, 2008 and 2009, respectively, for sales rebates paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets in the prior year. We provide sales rebates, or discounts of 2% to 5%, to distributors who place large purchase orders with us. The greater the dollar amount of the purchase order, the higher the percentage rebate we offer. We pay sales rebates at the end of each calendar year. We intend to continue this incentive program.

Cost of Revenue

Our cost of revenue consists primarily of direct costs to manufacture our products, including component and raw material costs, salaries and related manufacturing personnel expenses, production plant and equipment depreciation and repair and maintenance costs. Our costs of revenue were $37.7 million, $44.5 million and $50.3 million for fiscal 2007, 2008 and 2009, respectively.

The direct costs of manufacturing a new product are generally highest when a new product is first introduced due to (1) start-up costs associated with manufacturing a new product and (2) generally higher raw material and component costs due to lower initial production volumes. As production volumes increase, we typically improve our manufacturing efficiencies and are able to strengthen our purchasing power by buying raw materials and components in greater quantities, which decreases raw material and component costs. In addition, we are able to lower or help offset rising raw material and component costs by identifying lower-cost raw materials and components. Also, when production volumes become sufficiently large, we often gain further cost efficiencies by producing our key components in-house at our Hunan Duoyuan facility.

Our principal raw materials are steel, iron and electronic components. We purchase our raw materials and components from Chinese suppliers, manufacturing a substantial majority of our key components in-house. As a result, we believe we currently have a relatively low cost base compared to other printing equipment manufacturers, especially when compared to international printing equipment manufacturers. The relatively low operation, labor and raw material costs in China have historically allowed us to achieve lower costs as we increase purchase volumes and make improvements in manufacturing processes.

Primarily due to a drop in commodity prices as a result of the global economic slowdown, the overall cost of our raw materials in fiscal 2009 decreased by 3% compared to fiscal 2008. We expect raw material costs to remain relatively unchanged for the remaining calendar 2009, because of existing supply agreements. However, we believe that raw materials, components and wages in China will increase as a result of China’s further economic development. Once global economic conditions improve and our existing supply agreements expire, we expect our raw material costs will increase.

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

Gross Margins

Our gross profit margins for fiscal 2007, 2008 and 2009 were 44.4%, 50.4% and 52.8%, respectively. Our gross profit margins are impacted by changes in the average selling prices of our products, product sales mix and cost of revenue. The average selling prices for our products may decline if competitors lower their prices and we respond by reducing prices for some of our products to compete more effectively or if we choose to lower our prices to gain market share. For example, in fiscal 2008 and fiscal 2009, we lowered the prices of our entry level single color small format presses to gain market share. Alternatively, we are able to increase our average selling prices in certain circumstances, such as when we introduce new or enhanced products. For example, in fiscal 2008 we introduced a new model of our multicolor large format presses, Model DY4104, that has all of the existing features of our other multicolor large format presses, but is also capable of printing on packaging materials directly. Currently, this is the most expensive product we sell. Also, in fiscal 2009, we introduced a new model of our multicolor large format presses, Model PZ-4660AL, which is an enhanced version or our existing Model PZ-4660. This new model produces printed materials in brighter colors and is more automated than our existing model.

Since the average selling prices and gross profit margins of our products vary by product line, changes in our product sales mix will also impact our overall gross profit margins. Our more sophisticated and technologically advanced products, such as our CTP system and multicolor presses, generally have higher gross profit margins than our less sophisticated and low technology products, such as our single color presses. Therefore, product mix impacts our overall gross profit margins. For fiscal 2007, 2008 and 2009, the overall gross profit margins for our CTP system were 42.6%, 47.1% and 47.2%, respectively, and the overall gross profit margins for our multicolor presses were 49.7%, 51.2% and 53.3% for the same periods. For fiscal 2007, 2008 and 2009, the overall gross profit margins for our single color presses were 28.5%, 46.5% and 46.1%, respectively.

Given recent market trends and to better offset raw material costs and maintain our gross profit, we have been adjusting our product mix by increasing our production and sale of multicolor presses while decreasing our production and sale of single color presses. As a result, our gross profit margins increased by 2.4% from 50.4% in fiscal 2008 to 52.8% in fiscal 2009, primarily due to the increase in the proportion of revenue from sales of our multicolor presses.

Lastly, our gross profit margins are also affected by changes in our cost of revenue and our ability to manage such cost as described in further detail “—Components of Revenue and Expenses—Cost of Revenue” above.

Research and Development Expenses

Our research and development expenses consist primarily of costs associated with designing, developing and testing our products. Among other things, these costs include employee compensation and benefits for our research and development team, expenditures on purchases of supplies and raw materials, depreciation expenses related to equipment used for research and development and other related costs. Our research and development team focuses its efforts on upgrading and enhancing our existing products and designing new products, discovering new ways to improve our press printing equipment, particularly our multicolor presses, and developing new post-press printing equipment. Our research and development expenses for fiscal 2007, 2008 and 2009 were $1.0 million, $1.7 million and $1.8 million, respectively.

Our research and development expenses as a percentage of revenue were 1.5%, 1.9% and 1.7% for fiscal 2007, 2008 and 2009, respectively. From fiscal 2007 to fiscal 2008, our research and development expenses as a percentage of revenue increased mainly due to increased costs from the purchase of raw materials and an increase in salary expenses as we hired additional engineers.

We plan to upgrade our existing products and design new products, particularly multicolor presses as well as certain post-press equipment like our cold-set corrugated paper machine. We plan to continue investing in research and development to maintain and enhance our market competitiveness.

Selling Expenses

Our selling expenses consist primarily of employee subsidies and benefits for our sales and marketing staff, transportation costs and marketing, sales, advertising, travel and entertainment activities expenses. Our selling expenses were $7.8 million, $8.7 million and $9.7 million for fiscal 2007, 2008 and 2009, respectively.

From fiscal 2007 to fiscal 2009, our selling expenses increased primarily as a result of increased sales and marketing activities, the hiring of additional sales representatives and increased transportation costs. In fiscal 2009, our selling expenses as a percentage of revenue decreased by 0.6% to 9.1% from 9.7% in fiscal 2008 mainly due to increased sales volume, which created economies of scale, reducing our per unit selling expenses. In fiscal 2008, our selling expenses as a percentage of revenue decreased by 1.8% to 9.7% from 11.5% in fiscal 2007, as our transportation costs remained steady and we improved our selling and marketing efficiencies.

Because we sell all of our products to distributors, our selling expenses as a percentage of revenue are significantly lower than manufacturers that primarily sell directly to end-user customers. While we intend to continue to sell our products exclusively to distributors, we plan to build our brand recognition through increased marketing activities both inside and outside of China, which may increase our sales and marketing expenses in terms of actual amounts, as well as a percentage of revenue. In the near term, we expect that certain components of our selling expenses will increase as we continue to build brand recognition through increased marketing activities both inside and outside of China. Specifically, we expect that advertising expenses will increase as we increase our advertising in magazines and trade journals and expand into new forms of media, including online advertising. In addition, we anticipate that exhibition expenses will increase as we plan to participate in more trade shows and exhibitions all across China to develop and enhance our reputation in the printing and packaging industries. We also expect salary expenses to increase as we continue to hire additional sales representatives to help broaden our end-user customer base. This anticipated increase in selling expenses will be a direct result of our plan to grow, strengthen and support our nationwide distribution network.

General and Administrative Expenses

Our general and administrative expenses consist primarily of employee compensation and benefits for our general management, finance and administrative staff, depreciation and amortization with respect to equipment used for general corporate purposes, consultant fees and other expenses incurred for general corporate purposes. Our general and administrative expenses were $3.1 million, $4.5 million and $4.5 million for fiscal 2007, 2008 and 2009, respectively.

We anticipate we will incur more expenses as we seek more guidance and services from attorneys, investors relationship consultants and auditors as our business expands. Our general and administrative expenses as a percentage of revenue were 4.5%, 5.0% and 4.2% for fiscal 2007, 2008 and 2009, respectively. In general, as a percentage of revenue, we expect that general and administrative expenses will decrease as we increase our staffing level at a slower rate than we increase our revenue.

Liquidated Damages Expense

Liquidated damages expense relates to our failure to timely register for resale certain private placement shares and terminate related party transactions. We recorded liquidated damages expenses of $2.1 million for fiscal 2007. We settled the claims for liquidated damages in the third quarter of fiscal 2008, and we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for fiscal 2008. See “—Critical Accounting Policies—Liquidated Damages Expense.”

Other Income (Expense)

Other expense is comprised primarily of interest expense from five short-term loans we have with the Bank of Agriculture, Chongwen branch in the aggregate amount of $14.4 million as of June 30, 2009. Other expense is net of interest income from our interest bearing checking accounts.

Minority Interests

Minority interests refer to the 5% equity interest in Langfang Duoyuan and 0.6% equity interest in Hunan Duoyuan held by Huiyuan Institute. For a summary of Huiyuan Institute's equity ownership, see “Item 1. Business—Our Subsidiaries—Our Manufacturing Subsidiaries.” Income allocated to the minority interests was $0.2 million, $0.4 million and $0.5 million for fiscal 2007, 2008 and 2009, respectively.

Provision for Income Taxes

Our provision for income taxes was $1.8 million, $3.2 million and $5.5 million for fiscal 2007, 2008 and 2009, respectively. Our effective tax rate was 11.4%, 10.9% and 14.3% for the same periods.

Foreign Currency Translation Adjustments

Although all of our revenue and expenses are denominated in Renminbi, we use the U.S. dollar for financial reporting purposes. Our results of operations and cash flows are calculated based on the average exchange rate during the relevant periods. Our assets and liabilities are calculated based on the uniform exchange rate announced by the People’s Bank of China at the end of the relevant periods. Our share capital is calculated based on historical exchange rates. This practice is in compliance with U.S. GAAP.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition”, which specifies that revenue is realized or realizable and earned when four criteria are met:

•	persuasive evidence of an arrangement exists, such as sales contracts;
•	product is shipped or services have been rendered;
•	the price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Markdowns represent price adjustments on sale of units whose model is nearing the end of its cycle and the model is planned to be discontinued; price concessions represent price adjustments on contractual agreements for the sale of units; and warranty costs represent costs to repair previously sold units still under warranty for manufacturer’s defects. Such amounts are based on management’s evaluation of historical experience, current industry trends and estimated costs.

We sell our products solely to distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. Title transfers when products are shipped. There are no instances where receivables from distributors are not due and payable until goods purchased from us are sold by the distributors. We do not sell products to distributors on a consignment basis. Our distributors have a right of return on our products within one month after shipping only if our products exhibit any manufacturing defects and it cannot be repaired. We did not have any returns during fiscal 2007, 2008 or 2009 and did not provide for any allowance for sales returns.

We recognize revenue when the goods are shipped and title has passed. Sales revenue represents the invoiced value of goods, net of VAT. All of our products that are sold in China are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by us on raw materials and other materials included in the cost of producing their finished products. The VAT on sales may also be offset by the VAT paid on equipment purchases. Our distributors are all equipped to install our products and we are not contractually obligated to perform any installation services. As a result, there is no substantial performance required on our part and there is no impact on our recognition of revenues.

Purchase prices of products are fixed and customers are not allowed to renegotiate pricing after the contracts are signed. The agreements with our distributors do not include cancellation or termination clauses.

Credit limits are assigned to each distributor. As a distributor builds a sales and credit history with us, the credit limit can be increased. Credit limits are periodically reviewed by management and reductions to credit limits are made if deemed necessary.

We estimate sales rebates to distributors based on the projected annual sales and corresponding cash receipts. These rebates are paid at the end of each calendar year. We account for the sales rebates in accordance with Emerging Issues Task Force Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).” Sales rebates are included as a reduction of revenue and accounts receivable to be received by us.

For fiscal 2007, 2008, and 2009, the aggregate amounts referenced above of the markdowns, price concessions, warranty costs, and sales rebates were immaterial to the consolidated financial statements taken as a whole for each of those years.

Accounts Receivable, Trade and Allowance for Doubtful Accounts

During the normal course of business, we extend unsecured preferred credit terms to some of our distributors, specifically those distributing our multicolor presses. We assign credit limits to each distributor. As a distributor builds a sales history with us, we may adjust its credit limits. Our management reviews these credit limits from time to time and makes adjustments as it deems advisable.

For single color presses, distributors must pay the entire purchase price before shipment. For multicolor presses, distributors are required to pay between 50% and 70% of the purchase price before shipment. Our sales representatives evaluate the creditworthiness of these distributors in order to determine their installment payment schedules for the remaining 30% to 50% of the multicolor press purchase prices. These installment payment schedules, entered into at the time a distributor signs a purchase order, generally last for six to nine months.

We review accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. We record a reserve for doubtful accounts when collection of the full amount is no longer probable. Our reserves of $1.2 million and $1.4 million as of June 30, 2008 and 2009, respectively, were consistent with our historical experience and we consider them adequate.

Inventories

We record inventories at the lower of cost or market, using the weighted-average method. We review our inventory on a regular basis for possible obsolete goods by examining our products’ shelf life and distributor demand to determine if any reserve is necessary for potential obsolescence. However, most of our products are manufactured on a purchase order basis. We determined that no reserves were necessary as of June 30, 2008 and 2009.

Liquidated Damages Expense

Liquidated damages expense relates to our failure to timely register for resale certain private placement shares and terminate related party transactions. We recorded liquidated damages expenses of $2.1 million for fiscal 2007. We settled the claims for liquidated damages in the third quarter of fiscal 2008, and we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for fiscal 2008.

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

When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, we recognize an impairment loss based on the fair value of the assets. We have determined that there was no impairment of long-lived assets.

As of June 30, 2009, we expect the long-lived intangible assets on our consolidated balance sheet, primarily related to the land use rights for Langfang Duoyuan and Hunan Duoyuan, to be fully recoverable.

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

Beginning on January 1, 2008, the New EIT Law replaced the Old Income Tax Laws for domestic Chinese enterprises and foreign invested enterprises, or FIEs. Generally, the income tax rate of 25% in accordance with the New EIT Law replaced the 33% rate applicable to domestic Chinese enterprises and foreign invested enterprises, or FIEs. The New EIT Law, however, permits companies, whether foreign-invested or domestic, to continue to enjoy their preferential tax treatment granted in accordance with the ten prevailing tax laws and regulations, adjusted by certain transitional phase-out rules.

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

As a foreign-invested manufacturing enterprise scheduled to operate for a period of not less than ten years in accordance with the FIE Income Tax Law, Duoyuan China enjoyed a two-year tax exemption followed by a three-year 50% tax reduction. Duoyuan China began to generate net profit in the calendar year ended December 31, 2004. Therefore, Duoyuan China had an income tax exemption for the calendar years ended December 31, 2004 and 2005, and enjoyed a 50% tax reduction for the calendar years ended December 31, 2006, 2007 and 2008. Under the phase-out rules, enterprises established before the promulgation date of the New EIT Law and which were granted tax holidays under the then effective tax laws or regulations may continue to enjoy their tax holidays until their expiration. Duoyuan China, an enterprise established before the promulgation date of the New EIT Law, continued to enjoy its two-year 50% reduction of the enterprise income tax until the end of 2008, and therefore was subject to a 12.5% tax rate for the calendar year ended December 31, 2008. Beginning on January 1, 2009, Duoyuan China became subject to the 25% income tax rate under the New EIT Law. See “Item 1A. Risk Factors—Risks Related to Our Business—The termination and expiration or unavailability of preferential tax treatments once available to us may have a material adverse effect on our business, financial condition and operating results.”

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

Prior to the incorporation of Hunan Duoyuan, we negotiated with Hunan Shaoyang Treasury Department for an income tax exemption. The Hunan Shaoyang Treasury Department granted Hunan Duoyuan a five year income tax exemption commencing with its first year of profitable operations. Hunan Duoyuan began to generate net profit in the calendar year ended December 31, 2005. Therefore, Hunan Duoyuan enjoys an income tax exemption for the calendar years 2005 through 2009. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan will become subject to the 25% income tax rate starting January 1, 2010, under the New EIT Law. Because this tax preferential treatment was granted by the local government and was not supported by the state laws and regulations, we face a risk of being ordered to refund these prior tax benefits. See “Item 1A. Risk Factors—Risks Related to Our Business—The termination and expiration or unavailability of preferential tax treatments once available to us may have a material adverse effect on our business, financial condition and operating results.”

The following table reconciles the U.S. statutory rates to our effective tax rates for fiscal 2007, 2008 and 2009:

	Year Ended June 30,
	2007	2008	2009
U.S. statutory rates	34%	34%	34%
Foreign income not recognized in the U.S.	-34	-34	-34
China income taxes	33	33	25
China income tax exemption	-23.2	-22.3	-11.2
Other (a)	1.6	0.2	0.5
Effective income tax rates	11.4%	10.9%	14.3%

(a)	The 1.6%, 0.2% and 0.5% represent $2,720,474, $423,888 and $1,399,143 of expenses incurred by us that are not subject to China income tax for fiscal 2007, 2008 and 2009, respectively.

VAT

Enterprises or individuals who sell commodities, engage in repair and maintenance, or import and export goods in China are subject to a VAT in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of equipment, semi-finished products or raw materials used in finished products can be used to offset the VAT due on sales of the finished products.

The VAT on sales amounted to $19.8 million, $28.9 million, and $32.4 million for fiscal 2007, 2008 and 2009, respectively. The VAT on purchases amounted to $7.3 million, $20.1 million and $23.9 million for fiscal 2007, 2008 and 2009, respectively. Our sales and purchases are recorded net of VAT, which is not impacted by the tax preferential treatments.

Fair Value of Financial Instruments

On July 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” or SFAS 150, SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” or EITF 00-19. Under EITF 00-19, our warrants were required to be recorded as a liability at fair value and marked to market each reporting period.

As of June 30, 2009, the outstanding principal on our short-term loans was $14.4 million. We concluded that the carrying value of the short term loan is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available.

As of June 30, 2009, we determined that certain inputs to the fair value measurement of the warrant liability falls under level 3 of the valuation hierarchy, since there was no observable market price for certain inputs significant to the valuation model used to determine the fair value of the warrant liability, and also rendered the fair value calculation under the same classification. We carry warrant liability at fair value totaling $1.2 million as of June 30, 2009.

	Fair Value as of June 30, 2009	Fair Value Measurements at June 30, 2009 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,180,477			$1,180,477

Except for the derivative liabilities and the short term loan, we did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheet at fair value in accordance with SFAS 157.

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115,” became applicable and effective for us on July 1, 2008. SFAS 159 provides us with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option.

Results of Operations

The following table sets forth selected data from our consolidated statements of income and other comprehensive income for the periods indicated as a percentage of revenue:

	Year Ended June 30,
	2007		2008		2009
	$	% of Revenue	$	% of Revenue	$	% of Revenue
	(dollars in thousands)
Revenue, net	67,812	100.0%	89,628	100.0%	106,591	100.0%
Cost of revenue	37,694	55.6	44,462	49.6	50,334	47.2
Gross profit	30,118	44.4	45,166	50.4	56,257	52.8
Selling expenses	7,827	11.5	8,705	9.7	9,726	9.1
General and administrative expenses	3,078	4.6	4,472	5.0	4,474	4.2
Research and development	1,046	1.5	1,683	1.9	1,768	1.7
Income from operations	18,167	26.8	30,306	33.8	40,289	37.8
Liquidated damage, net of settlement	(2,119)	(3.1)	235	0.3	—	—
Change of the fair value of derivative instruments	—	—	73	0.1	194	0.2
Other income (expense), net	(21)	(0.1)	(535)	(0.6)	(1,969)	(1.8)
Income before minority interest and provision for income taxes	16,027	23.7	30,079	33.6	38,514	36.2
Minority interest	241	0.4	382	0.4	464	0.4
Provision for income taxes	1,807	2.7	3,238	3.6	5,454	5.1
Net income	13,979	20.6	26,459	29.5	32,596	30.7
Foreign currency translation gain	1,834	2.7	8,200	9.1	329	0.3
Comprehensive income	$15,813	23.3%	$34,659	38.7%	$32,925	31.0%

Comparison of Fiscal 2008 and Fiscal 2009

Revenue, net

Our revenue increased by $17.0 million, or 18.9%, from $89.6 million for fiscal 2008 to $106.6 million for fiscal 2009, primarily as a result of an increase in revenue from all our products. Specifically, revenue for our pre-press printing equipment increased by $0.8 million, or 25.7%, from $3.2 million for fiscal 2008 to $4.0 million for fiscal 2009. In addition, revenue for our press printing equipment for fiscal 2009 increased by $16.1 million, or 18.4%, when compared to fiscal 2008. Specifically, the increase in revenue of our press printing equipment was primarily due to increased demand for our presses. Our top five selling models, which accounted for more than 72% of our total revenue in fiscal 2009, were all multicolor presses.

Pre-press Printing Equipment

CTP System. Revenue for our CTP system increased by $0.8 million, or 25.7%, from $3.2 million for fiscal 2008 to $4.0 million for fiscal 2009. We believe that the increase in revenue for our CTP system was a result of increased market acceptance and our increased marketing activities. During fiscal 2009, we promoted our CTP system at more exhibitions and trade shows when compared to the prior year.

Press Printing Equipment

Revenue from the sale of our press printing equipment increased by $16.1 million, or 18.4%, from $88.0 million for fiscal 2008 to $104.1 million for fiscal 2009. This increase was primarily due to an increase in demand for our multicolor presses. We sold more units of our multicolor presses when compared to the prior year.

Single Color Small Format Press. Revenue for our single color small format presses increased by $0.1 million, or 2.5%, from $4.3 million for fiscal 2008 to $4.4 million for fiscal 2009. Due to increased competition, demand for our single color small format presses decreased and we sold fewer single color small format presses for fiscal 2009 when compared to the prior year. The slight increase in revenue was mainly due to the appreciation of the Renminbi against the U.S. dollar.

Single Color Large Format Press. Revenue for our single color large format presses increased by $0.2 million, or 1.9%, from $10.7 million for fiscal 2008 to $10.9 million for fiscal 2009. This increase was primarily due to the increased demand for a new single color large format press, Model DY66T, which we introduced in October 2008. We promoted Model DY66T to our distributors as a complementary product to our multicolor presses at trade shows and exhibitions we attended during fiscal 2009. This model offers similar functionality to one of our existing single color large format presses, Model J4109, but costs less than Model J4109. This increase in revenue from Model DY66T was offset by a decrease in revenue from J4109 of $1.2 million for fiscal 2009 when compared to the prior year.

Multicolor Small Format Press. Revenue for our multicolor small format presses increased by $7.8 million, or 29.7%, from $26.4 million for fiscal 2008 to $34.2 million for fiscal 2009. We believe the increased demand for our multicolor small format press was partially a result of increased marketing activities, which resulted in increased sales volume. The increase in the number of units sold was a result of increased purchases by our existing and new end-user customers seeking upgrades to multicolor presses from single color presses. We promoted our multicolor small format presses at more exhibitions and trade shows during fiscal 2009 when compared to the prior year. Specifically, for fiscal 2009 due to our increased marketing efforts, we recognized an increase in revenue by $3.3 million when compared to fiscal 2008 due to the sale of Model DY456, a printing machine that prints colorful books, magazines, corporate brochures, product catalogues, labels and small packages. We also increased the promotion of Model DY452, a highly automated multicolor small format press mainly used for shorter print runs such as corporate brochures, conference documents, labels and small packages. This increase in promotion of Model DY452 attributed to an increase in our revenue from the sale of this product by $3.5 million over the prior year.

Multicolor Large Format Press. Revenue for our multicolor large format presses increased by $8.0 million, or 17.2%, from $46.6 million for fiscal 2008 to $54.6 million for fiscal 2009. We believe the increased demand for our multicolor large format presses was partially a result of increased marketing activities, which resulted in an increase in sales volume for our existing products, and new demand for two products we introduced in fiscal 2009. The increase in the number of units sold was a result of increased purchases by our existing and new end-user customers seeking upgrades to multicolor presses from single color presses. Specifically, we introduced into the market a new multicolor large format press, Model DY474II, in November 2008. This highly automated and energy efficient machine, which is an enhanced version of an existing product, Model DY474, has been well received since its introduction. It has new features such as plate cocking and a color pilotless control function. It generated $3.8 million in revenue for fiscal 2009. We also introduced into the market another new multicolor large format press, PZ-4660AL, in February 2009. This is an enhanced version of an existing product produces printed materials in brighter colors and is more automated. It generated $3.1 million in revenue for fiscal 2009.

Cost of Revenue

As a percentage of revenue, the cost of revenue decreased by 2.4% from 49.6% for fiscal 2008 to 47.2% for fiscal 2009. This decrease was mainly due to the increase in sales of our multicolor presses, which overall have lower costs and higher gross profit margins than our single color presses.

Our cost of revenue increased by $5.8 million, or 13.2%, from $44.5 million for fiscal 2008 to $50.3 million for fiscal 2009. This increase was primarily due to an increase in the volume of our products sold during this period, particularly the sale of our multicolor presses. This increase in sales contributed to the increase in consumption of raw materials and components across our two product categories as our revenue increased by 18.9% from fiscal 2008 to fiscal 2009.

Gross Profit

Our gross profit margin increased by 2.4% from 50.4% for fiscal 2008 to 52.8% for fiscal 2009. The increase in gross profit and gross profit margin during this period was due to the increased production and sale of our multicolor presses, which have higher gross profits and gross profit margins than our single color presses.

Our gross profit increased by $11.1 million, or 24.6%, from $45.2 million for fiscal 2008 to $56.3 million for fiscal 2009.

Selling Expenses

As a percentage of revenue, selling expenses decreased by 0.6% from 9.7% for fiscal 2008 to 9.1% for fiscal 2009. This decrease was mainly due to our increased sales volume, which created economies of scale, reducing our per unit selling expenses.

Selling expenses increased by $1.0 million, or 11.7%, from $8.7 million for fiscal 2008 to $9.7 million for fiscal 2009. This increase was primarily due to an increase in salary expense to our sales professionals and an increase in shipping and handling costs.

General and Administrative Expenses

As a percentage of revenue, general and administrative expenses decreased from 5.0% for fiscal 2008 to 4.2% for fiscal 2009. This decrease was mainly a function of our revenue increasing faster than our administrative expenses.

General and administrative expenses remained constant at $4.5 million for fiscal 2008 and 2009.

Research and Development Expenses

As a percentage of revenue, research and development expenses decreased from 1.9% for fiscal 2008 to 1.7% for fiscal 2009. This decrease was mainly because of the increase in our revenue increasing faster than our research and development expenses.

Research and development expenses increased by $0.1 million, or 5.0%, from $1.7 million for fiscal 2008 to $1.8 million for fiscal 2009. This increase was primarily due to an increase in salary expenses of our research and development team. Specifically, we hired an additional six engineers in fiscal 2009, increasing our research and development team to 208 employees and salary expenses increased by $0.2 million, or 27.2%, from $0.8 million in fiscal 2008 to $1.0 million in fiscal 2009.

Income from Operations

Income from operations increased by $10.0 million, or 32.9%, from $30.3 million for fiscal 2008 to $40.3 million for fiscal 2009. The increase was due to the increased sale of our multicolor presses, which generated higher revenue for us.

Liquidated Damage Expenses

Liquidated damages expense relates to our failure to timely register for resale certain private placement shares and terminate related party transactions. We recorded liquidated damages and expenses of $2.1 million for fiscal 2007. We settled the claims for liquidated damages in the third quarter of fiscal 2008, and we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for fiscal 2008. See “—Critical Accounting Policies—Liquidated Damages Expense.” There was no such expense for fiscal 2009.

Other Income (Expenses)

Other expenses increased by $1.5 million, or 268.0%, from $0.5 million for fiscal 2008 to $2.0 million for fiscal 2009.

Our interest expense increased by $0.5 million from $0.7 million for fiscal 2008 to $1.2 million for fiscal 2009 as our borrowing increased by $3.0 milllion from $11.4 million for fiscal 2008 to $14.4 million for fiscal 2009. Interest expense was offset by $0.2 million of interest income for fiscal 2008 and fiscal 2009.

In addition, in accordance with Securities and Exchange Commission Staff Accounting Bulletin, Topic 5A, in the second quarter of fiscal 2009, we expensed $1.0 million incurred in connection with our proposed initial public offering due to market uncertainty.

Minority Interest

Minority interest increased by $0.1 million, or 21.5%, from $0.4 million for fiscal 2008 to $0.5 million for fiscal 2009. The increase in minority interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.

Provision for Income Taxes

Provision for income taxes increased $2.3 million, or 68.5%, from $3.2 million for fiscal 2008 to $5.5 million for fiscal 2009. Our effective tax rates for fiscal 2008 and 2009 were 10.9% and 14.3%, respectively. The increase in the provision for income taxes was attributable to the increase in net income by 18.9% over the same period and the increase in income tax rates of Duoyuan China and Langfang Duoyuan.

Duoyuan China began paying income taxes on January 1, 2006. The income tax rate for Duoyuan China in the first half of fiscal 2008 was 16.5%, and the income tax rate for Duoyuan China in the second half of fiscal 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China increased to 25%.

Pursuant to the tax preferential treatment granted by the local government, Langfang Duoyuan was exempt from paying taxes prior to calendar year 2008. Langfang Duoyuan began paying income taxes on January 1, 2008. The income tax rate for Langfang Duoyuan was 0% in the first half of fiscal 2008 and 25% in the second half of fiscal 2008.

Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempted through calendar year 2009.

Net Income

As a result of the foregoing, net income increased by $6.1 million, or 23.2%, from $26.5 million for fiscal 2008 to $32.6 million for fiscal 2009.

As a percentage of revenue, net income increased 1.2% from 29.5% for fiscal 2008 to 30.7% for fiscal 2009.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment decreased by $7.9 million, or 96.0%, from $8.2 million for fiscal 2008 to $0.3 million for fiscal 2009. The foreign currency translation adjustment reflects the appreciation of the Renminbi against the U.S. dollar. Our assets and liabilities are translated at a rate of RMB6.85 to $1.00 at June 30, 2008 and RMB6.83 to $1.00 at June 30, 2009. Our results of operations are translated at an average rate of RMB7.26 for fiscal 2008 and RMB6.83 to $1.00 for fiscal 2009. Our equity accounts are translated at historical rates.

Comparison of Fiscal 2007 and Fiscal 2008

Revenue, net

Our revenue increased $21.8 million, or 32.2%, from $67.8 million for fiscal 2007 to $89.6 million for fiscal 2008. This increase was primarily due to increased demand for our multicolor presses. Our top five selling models, which represented more than 75% of our total revenue in fiscal 2008, were all multicolor presses. This increase in revenue from our multicolor presses was offset by a decrease in revenue from our CTP system and single color small format presses.

Pre-press Printing Equipment

CTP System. Revenue for our CTP system decreased by $0.6 million, or 15.5%, from $3.8 million for fiscal 2007 to $3.2 million for fiscal 2008. This decrease was primarily due to increased competition from Chinese competitors. For most of fiscal 2007, we believe we were the dominant manufacturer of computer-to-plate pre-press products in China. By the end of the third quarter of fiscal 2007, we became aware of a number of Chinese competitors that entered the computer-to-plate pre-press market, decreasing our market share and demand for our CTP system.

Press Printing Equipment

Revenue for our press printing equipment increased by $23.2 million, or 35.8%, from $64.8 million for fiscal 2007 to $88.0 million for fiscal 2008. This increase was primarily due to an increase in demand for our multicolor presses.

Single Color Small Format Press. Revenue for our single color small format presses decreased by $1.7 million, or 28.1%, from $6.0 million for fiscal 2007 to $4.3 million for fiscal 2008. This decrease was primarily due to increased competition from Chinese competitors, decrease in our single color small format product offerings and decreased marketing efforts. Demand for our single color small format presses, a less sophisticated and low technology product, decreased as more Chinese manufacturers entered the single color small format press business, increasing competition. The low barrier to entry allows manufacturers to enter this market with relative low cost. As part of our plan to focus on selling more technologically advanced products like our multicolor presses, we discontinued the manufacture of five different models of our single color small format presses in fiscal 2008. For these same reasons, we also decreased marketing efforts for our single color small format presses, instead increasing our marketing efforts for our multicolor presses.

Single Color Large Format Press. Revenue for our single color large format presses increased by $1.0 million, or 10.0%, from $9.7 million for fiscal 2007 to $10.7 million for fiscal 2008. This increase was primarily due to the increased demand for a new single color large format press, Model J4109, which we introduced in fiscal 2007. Model J4109, which is an enhanced version of Models DY166 and J4105, gained market acceptance during fiscal 2008 and we recognized revenue of $4.9 million from the sale of this product. This increase in revenue for Model J4109 was offset by a decrease in revenue for Models DY166 and J4105 of $4.3 million for fiscal 2008 when compared to fiscal 2007.

Multicolor Small Format Press. Revenue for our multicolor small format presses increased by $9.0 million, or 52.0%, from $17.4 million for fiscal 2007 to $26.4 million for fiscal 2008. This increase was primarily due to increased demand. We believe the increase in demand for our multicolor small format presses was partially a result of increased marketing activities. During fiscal 2008, we increased our marketing efforts by advertising our products in a greater number of magazines and trade journals more frequently than in fiscal 2007. In addition, we performed more demonstrations of our multicolor small format presses to our end-user customers to showcase the quality of the printed materials as well as the speed and ease of use in fiscal 2008 when compared to fiscal 2007.

Multicolor Large Format Press. Revenue for our multicolor large format presses increased by $14.9 million, or 47.1%, from $31.7 million for fiscal 2007 to $46.6 million for fiscal 2008. This increase was primarily due to increased demand. We believe the increase in demand for our multicolor large format presses was partially a result of increased marketing activities. During fiscal 2008, we increased our marketing efforts by advertising our products in a greater number of magazines and trade journals more frequently than in fiscal 2007. In addition, we performed more demonstrations of our multicolor large format presses to our end-user customers to showcase the quality of the printed materials as well as the speed and ease of use in fiscal 2008 when compared to fiscal 2007. The increase in revenue is also a result of the revenue recognized from the sale of Model DY4104, a new multicolor large format press that we introduced to the market in fiscal 2008. Model DY4104, a highly automated and energy efficient machine, has been well received since its introduction to the market. It is capable of printing on larger sheets of paper than our existing multicolor large format press models and it is capable of printing on packaging materials directly. We recognized revenue from the sale of this new product in the amount of $8.1 million during fiscal 2008.

Cost of Revenue

As a percentage of revenue, the cost of revenue decreased by 6.0% from 55.6% for fiscal 2007 to 49.6% for fiscal 2008. This decrease was mainly due to the increase in sales of our multicolor presses, which overall have lower costs and higher gross profit margins than our single color presses. In addition, we began manufacturing our key components in-house in fiscal 2007 at Hunan Duoyuan, reducing the per unit cost of our products.

Our cost of revenue increased by $6.8 million, or 18.0%, from $37.7 million for fiscal 2007 to $44.5 million for fiscal 2008. This increase was primarily due to an increase in the volume of our products sold during this period, particularly the sale of our multicolor presses. Most of our increases were from the purchase of additional raw materials, such as steel and iron, as more materials were needed to manufacture our multicolor presses. Our raw material costs increased by $5.7 million, or 16.7%, from $34.2 million in fiscal 2007 to $39.9 million in fiscal 2008. Also, our labor costs increased by $0.4 million, or 16.7%, from $2.3 million in fiscal 2007 to $2.7 million in fiscal 2008 primarily due to employees working additional hours to produce a greater volume of products. Lastly, our depreciation expense had increased by $0.9 million, or 164.6%, from $0.6 million in fiscal 2007 to $1.5 million in fiscal 2008 mainly due to the purchase of new manufacturing equipment to be used at Hunan Duoyuan. This increase in cost of revenue was partially offset by a reduction of $0.2 million in our parts costs for repairs of our manufacturing equipment.

Gross Profit

Our gross profit margin increased from 44.4% in fiscal 2007 to 50.4% for fiscal 2008. The increase in gross profit and gross profit margin during this period was due to the increased production and sale of our multicolor presses, which have higher gross profits and gross profit margins than our single color presses.

As a result of the factors above, our gross profit increased by $15.1 million, or 50.0%, from $30.1 million for fiscal 2007 to $45.2 million for fiscal 2008.

Selling Expenses

As a percentage of revenue, selling expenses decreased by 1.8% from 11.5% in fiscal 2007 to 9.7% in fiscal 2008. This decrease was mainly due to our increased sales volume, which created economies of scale, reducing our per unit selling expenses.

Selling expenses increased by $0.9 million, or 11.2%, from $7.8 million for fiscal 2007 to $8.7 million for fiscal 2008. This increase was primarily due to an increase in the salaries and commissions of our sales staff, our advertising expenses and participation in industry trade conferences.

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

General and Administrative Expenses

As a percentage of revenue, general and administrative expenses increased from 4.5% in fiscal 2007 to 5.0% in fiscal 2008. This increase was mainly because of the reasons described below.

General and administrative expenses increased by $1.4 million, or 45.3%, from $3.1 million for fiscal 2007 to $4.5 million for fiscal 2008. This increase was primarily due to an increase in professional fees paid to our auditors and attorneys and an increase in reserve for doubtful accounts.

Our professional fees increased by $0.4 million from $3,903 in fiscal 2007 to $0.4 million in fiscal 2008 as we paid the outstanding balance due to our auditors and attorneys. In addition, we increased our reserve for doubtful accounts by $0.7 million, or 136.3%, from $0.5 million in fiscal 2007 to $1.2 million in fiscal 2008. We increased our reserve for doubtful accounts as we increased sales of our multicolor presses. For multicolor presses, distributors are not required to pay for the entire purchase price before shipment unlike for our single color presses. Instead distributors for our multicolor presses are required to pay 50% to 70% of the purchase price before shipment, based on their preferred credit terms. Because of the increase in sales of multicolor presses and the greater risk of non-payment and incomplete or partial payment from our distributors, we increased our reserve for doubtful accounts.

Research and Development Expenses

As a percentage of revenue, research and development expenses increased from 1.5% in fiscal 2007 to 1.9% in fiscal 2008. This increase was mainly because of increase in salary expenses as a result of the six new engineers we hired and the increased costs from the purchase of raw materials in connection with our sample product development, as described below.

Research and development expenses increased by $0.7 million, or 61.0%, from $1.0 million for fiscal 2007 to $1.7 million for fiscal 2008. This increase was primarily due to an increase in salary expenses of our research and development team and increased costs from the purchase of raw materials in connection with our sample product development. Specifically, we hired an additional six engineers in fiscal 2008, increasing our research and development team to 202 employees and salary expenses increased by $0.2 million, or 21.7%, from $1.0 million in fiscal 2007 to $1.2 million in fiscal 2008.

Income from Operations

Income from operations increased by $12.1 million, or 66.8%, from $18.2 million for fiscal 2007 to $30.3 million for fiscal 2008.

The increase was due to the increased sale of our multicolor presses, which generated higher revenue for us.

Liquidated Damages Expense

Liquidated damages expense relates to our failure to timely register for resale certain private placement shares and terminate related party transactions. We recorded liquidated damages expenses of $2.1 million for fiscal 2007. We settled the claims for liquidated damages in the third quarter of fiscal 2008, and we reversed the accrual and recognized a net liquidated damages gain of $0.2 million for fiscal 2008. See “—Critical Accounting Policies—Liquidated Damages Expense.”

Other Income (Expenses)

Other expenses increased by $0.5 million from $20,734 for fiscal 2007 to $0.5 million for fiscal 2008.

We had interest expense of $0.7 million from our short-term borrowing in each of fiscal 2007 and fiscal 2008. In fiscal 2007, our interest expense was offset by non-operating rental income of $0.4 million. In fiscal 2008, we did not recognize any rental income.

Minority Interest

Minority interest increased by $0.2 million, or 58.6%, from $0.2 million for fiscal 2007 to $0.4 million for fiscal 2008. The increase in minority interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.

Provision for Income Taxes

Provision for income taxes increased $1.4 million, or 79.2%, from $1.8 million for fiscal 2007 to $3.2 million for fiscal 2008. This increase in the provision for income taxes was attributable to the increase in net income by 32.2% over the same period and the increase in income tax rates of Duoyuan China and Langfang Duoyuan. Our effective tax rates for fiscal 2007 and fiscal 2008 were 11.4% and 10.9%, respectively.

Duoyuan China began paying income tax on January 1, 2006. The income tax rate for Duoyuan China in the first half of fiscal 2008 was 16.5%, and the income tax rate for Duoyuan China in the second half of fiscal 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China increased to 25%. Pursuant to the tax preferential treatment granted by the local government, Langfang Duoyuan was exempt from paying taxes prior to calendar year 2008. Langfang Duoyuan began paying income tax on January 1, 2008. The income tax rate for Langfang Duoyuan was 0% in the first half of fiscal 2008 and 25% in the second half of fiscal 2008. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempted through calendar year 2009.

Due to various special tax rates, preferential tax treatments and incentives that have been granted to us in China, our taxes in recent years have been relatively low. The additional amounts of tax that we would have otherwise been required to pay had we not enjoyed the various preferential tax treatments would have been $4.5 million in fiscal 2007 and $7.9 million in fiscal 2008.

Net Income

As a result of the foregoing, net income increased by $12.5 million, or 89.3%, from $14.0 million for fiscal 2007 to $26.5 million for fiscal 2008.

As a percentage of revenue, net income increased 8.9% from 20.6% for fiscal 2007 to 29.5% for fiscal 2008.

Foreign Currency Translation Adjustment

The foreign currency translation adjustment increased by $6.4 million, or 347.0%, from $1.8 million for fiscal 2007 to $8.2 million for fiscal 2008. The increase in the foreign currency translation adjustment is due to the appreciation of the Renminbi against the U.S. dollar. Our assets and liabilities are translated at a rate of RMB7.60 to $1.00 at June 30, 2007 and RMB6.85 to $1.00 at June 30, 2008. Our results of operations are translated at an average rate of RMB7.81 for fiscal 2007 and RMB7.26 to $1.00 for fiscal 2008. Our equity accounts are translated at historical rates.

Liquidity and Capital Resources

We relied primarily on cash flows from operating activities and our bank loans for our capital requirements for fiscal 2007, 2008 and 2009. We expect that our future capital expenditures primarily will be to build a factory to manufacture cold-set corrugated paper machines at our Langfang Duoyuan facility and improve and upgrade our existing manufacturing facilities and production lines. Since we have not encountered any difficulties in meeting our cash obligations to date, we believe that cash flows from operating activities and our bank loans will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.

Our long-term liquidity needs will relate primarily to working capital to pay our suppliers, as well as any increases in manufacturing capacity or acquisitions of third party businesses or licenses that we may seek. We expect to meet these requirements primarily throughrevolving short-term bank borrowings, as well as our cash flows from operations, which we expect will increase with the planned increase in our manufacturing capacity. We believe our working capital is sufficient for these current requirements, though we may require additional cash due to changing business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our existing cash is insufficient to meet our requirements, we may seek to sell additional equity securities or increase our borrowing level. The actual amount and timing of our future capital requirements may differ materially from our estimate depending on our actual results of operations.

The actual amount and timing of our future capital requirements may differ materially from our estimate depending on our actual results of operations. As of June 30, 2007, 2008 and 2009, we had cash of $7.8 million, $14.2 million and $31.0 million, respectively. For a discussion of our current level of borrowing, see “—Liquidity and Capital Resources—Sources and Uses of Cash” below. There is no seasonal fluctuation to our borrowing requirements.

Sources and Uses of Cash

The following table sets forth cash flow data for the periods indicated:

	Year Ended June 30,
	2007	2008	2009
	(In thousands)
Cash flow data:
Net cash (used in) provided by operating activities	$(4,200)	$16,801	$29,842
Net cash used in investing activities	(11,081)	(10,524)	(16,189)
Net cash (used in) provided by financing activities	19,171	(1,092)	2,929
Effect of exchange rate changes on cash	186	1,199	262
Net changes in cash	4,076	6,384	16,844
Cash at beginning of period	3,740	7,816	14,200
Cash at end of period	$7,816	$14,200	$31,044

As of June 30, 2009, the maturities for our bank loans were as follows:

Description of Bank Loan	Amount
Loan from Bank of Agriculture, Chongwen branch due March 12, 2010. Quarterly interest only payment at 5.841% per annum, secured by land use rights and buildings	$1,465,000
Loan from Bank of Agriculture, Chongwen branch due July 3, 2009. Quarterly interest only payment at 8.217% per annum, secured by land use rights and buildings	2,930,000
Loan from Bank of Agriculture, Chongwen branch due July 10, 2009. Quarterly interest only payment at 8.217% per annum, secured by land use rights and buildings	2,930,000
Loan from Bank of Agriculture, Chongwen branch due July 17, 2009. Quarterly interest only payment at 8.217% per annum, secured by land use rights and buildings	4,102,000
Loan from Bank of Agriculture, Chongwen branch due July 24, 2009. Quarterly interest only payment at 8.217% per annum, secured by land use rights and buildings	2,930,000
Total	$14,357,000

As of the date of this Annual Report, we have five short-term loans in the aggregate amount of $14.4 million pursuant to our line of credit with Bank of Agriculture, Chongwen branch, in China. On July 3, 2009, we refinanced our loan due July 3, 2009 with a short-term loan due July 2, 2010. On July 20, 2009, we refinanced our loan due July 10, 2009 with a short-term loan due July 9, 2010. On July 17, 2009, we refinanced our loan due July 17, 2009 with a short-term loan due July 16, 2010. On July 24, 2009, we refinanced our loan due July 24, 2009 with a short-term loan due July 23, 2010. Each of our short-term loans has an expiration date of no longer than one year and each loan has an interest rate of 5.841%. Interest on our loans is accrued quarterly. These outstanding loans are secured by land use rights and buildings for our Hunan Duoyuan facility. We plan to either repay the debt as it matures or refinance the debt. These loans were made under our RMB100.0 million ($14.6 million) revolving credit line. We are allowed to refinance these loans by entering into new short-term loan agreements.

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

Operating Activities

Net cash provided by operating activities for fiscal 2007, 2008 and 2009 was generated from our net income of $14.0 million, $26.5 million and $32.6 million, respectively, as adjusted in each year for non-cash items such as depreciation and amortization, and for changes in various assets and liabilities such as accounts receivable, accounts payable and inventories.

Net cash provided by operating activities increased by $13.0 million, or 77.6%, from $16.8 million for fiscal 2008 to $29.8 million for fiscal 2009. The increase in operating cash flows was mainly due to $32.6 million in net income during this period. This increase was offset by a $4.2 million increase in accounts receivable, $2.0 million increase in inventory and $0.7 million decrease in accounts payable. The increase in accounts receivable was primarily due to an increase in sales of our multicolor presses. In general, for sale of our multicolor presses, distributors pay 50% to 70% of purchase price before shipment. The remaining 30% to 50% are paid in installments over six to nine months. The increase in inventory was primarily due to an increase in production of multicolor presses. We had more work in progress inventory to meet the future demand of our multicolor presses. The decrease in accounts payable was primarily because we paid our suppliers more promptly during fiscal 2009 than during fiscal 2008.

Net cash provided by operating activities increased from net operating cash used of $4.2 million for fiscal 2007 to net operating cash provided by $16.8 million for fiscal 2008. This increase was primarily due to an increase in net income from $14.0 million to $26.5 million over the same period. This increase in operating cash flows was offset by (1) an increase in accounts receivable of $9.7 million, (2) an increase in inventory of $1.6 million and (3) a decrease in accounts payable of $1.3 million. The increase in accounts receivable was primarily due to a marked increase in sales of our multicolor presses. In addition, we selectively granted preferred credit terms to distributors who distributed our multicolor presses, reducing the amount of advanced payments due to us as a reward for meeting or exceeding their sales targets in the prior year. The increase in inventory was primarily due to an increase in production of multicolor presses. More raw materials are needed to produce multicolor presses than single color presses. Accounts payable decreased because we shortened the payment periods for several key suppliers. We agreed to a shorter payment schedule with these suppliers in order to obtain favorable pricing on raw materials.

Investing Activities

Net cash used in investing activities for fiscal 2007, 2008 and 2009 was $11.1 million, $10.5 million and $16.2 million, respectively.

Net cash used in investing activities increased by $5.7 million, or 53.8%, from $10.5 million for fiscal 2008 to $16.2 million for fiscal 2009. The main uses of our cash in investing activities included equipment acquisition, purchase prepayments and expenses related to the launching of our new post-press products, namely our cold-set corrugated paper machine. We expended $3.9 million to purchase manufacturing equipment to produce certain key components in-house. We also expended $1.4 million to purchase new manufacturing equipment for the future production of our cold-set corrugated paper machine, which we anticipate to commercially produce and sell by the end of 2010. In addition, we spent $6.3 million to purchase electroplating and non-crystal plating equipment that will treat and protect the external surfaces of our press and post-press products. This equipment also features a temperature-controlling precision meter which monitors and cools the internal temperature while the external surface is treated. We also made a prepayment of $4.5 million to purchase new manufacturing equipment for the future production of our cold-set corrugated paper machine.

Net cash used in investing activities decreased by $0.6 million, or 5.0%, from $11.1 million for fiscal 2007 to $10.5 million for fiscal 2008. For fiscal 2008, our investing activities included improving and upgrading our production lines and manufacturing facilities at Langfang Duoyuan and/or Hunan Duoyuan, and purchasing machinery and equipment to use at these facilities. Net cash used in investing activities also included expenses related to the launching of a new post-press product, namely our cold-set corrugated paper machine. Specifically, we expended (1) $2.1 million to improve and upgrade our production lines and manufacturing facilities at Langfang Duoyuan and Hunan Duoyuan, (2) $1.5 million to purchase machinery and equipment, including a JY sand mixer, which is used for heating and shaping parts for our press products, and a double-post low temperature wax injector to improve the casting manufacturing of our press parts, (3) $4.3 million for land clearing and site preparation services for building our cold-set corrugated paper machine factory at Langfang Duoyuan and (4) $2.6 million as prepayment for new manufacturing equipment to produce our cold-set corrugated paper machines.

Currently, our main uses of cash for investing activities are payments for equipment, building and structural improvements and prepayments to purchase new manufacturing equipment for the future production of our cold-set corrugated paper machines. In connection with our entry into the cold-set corrugated paper machine business and efforts to upgrade our existing facilities,we expect to increase net cash used in investing activities.

Financing Activities

Cash provided by and used in our financing activities consists of borrowings from and repayments to our short-term loans.

Net cash provided by financing activities increased by $4.0 million, or 368.1%, from net cash used in financing activities of $1.1 million for fiscal 2008 to net cash provided by financing activities of $2.9 million for fiscal 2009. We borrowed an additional $2.9 million, net, during this period to pay for our operating expenses.

Net cash used in financing activities was $1.1 million for fiscal 2008, which was the result of our payment for lines of credit exceeding proceeds by approximately $2.75 million offsetting with a decrease in restricted cash of $2.1 million, compared to net cash provided by financing activities of $19.2 million for fiscal 2007, which was the result of a private placement we completed in November 2006. We did not engage in any private placement fundraising activities in fiscal 2008.

Contractual Obligations

The following table sets forth our contractual obligations as of June 30, 2009:

Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(in thousands)
Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	234	200	34	—	—
Purchase Obligations	383	383	—	—	—
Repayment Obligations under Line of Credit	14,357	14,357	—	—	—
Total	$14,974	$14,940	$34	$—	$—

We have an office lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. The lease commended on July 1, 2008 and will expire on December 31, 2009. As of June 30, 2009, the remaining rent commitment was $0.1 million. In addition, we lease sales offices in 16 Chinese provinces, with the latest lease to expire on December 2010. The remaining rent commitment was $0.1 million as of June 30, 2009.

In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. As of June 30, 2009, $0.4 million, or approximately 5% of the total commitment, remained on this agreement. As of June 30, 2009, total remaining minimum purchase payment pursuant to these agreements was $0.4 million.

Other than the contractual obligations set forth and described above, we do not have any other operating lease obligations or repayment obligations under lines of credit.

Capital Expenditures

Our capital expenditures for fiscal 2007, 2008 and 2009 were $11.1 million, $10.5 million and $16.2 million, respectively.

Our capital expenditures for fiscal 2009 were used primarily for purchasing surface treatment equipment at our Hunan Duoyuan facility. Specifically, we expended $6.3 million for the surface treatment equipment. We also had capital expenditure of $3.9 million for purchasing various manufacturing equipment for our production of key components as well as $1.4 million for the future production of our cold-set corrugated paper machine at our Langfang Duoyuan facility. Furthermore, we made $4.5 million purchase prepayments and expenses related to the launching of our new post-press products, namely our cold-set corrugated paper machine.

For fiscal 2008, our capital expenditures were primarily for improving and upgrading our production lines and manufacturing facilities at Langfang Duoyuan and/or Hunan Duoyuan, and purchase machinery and equipment to use at these facilities. Our capital expenditures in fiscal 2008 also included expenses related to the launching of a new post-press product, namely our cold-set corrugated paper machine. Specifically, we expended (1) $2.1 million to improve and upgrade our production lines and manufacturing facilities at Langfang Duoyuan and Hunan Duoyuan, (2) $1.5 million to purchase machinery and equipment, including a JY sand mixer, which is used for heating and shaping parts for our press products, and a double-post low temperature wax injector to improve the casting manufacturing of our press parts, (3) $4.3 million for land clearing and site preparation services for building our cold-set corrugated paper machine factory at Langfang Duoyuan and (4) $2.6 million as prepayment for new manufacturing equipment to produce our cold-set corrugated paper machines.

Our capital expenditures for fiscal 2007 was primarily for improving and upgrading our production lines and manufacturing facilities at Langfang Duoyuan and/or Hunan Duoyuan, and purchasing machinery and equipment to use at these facilities.

In connection with our entry into the cold-set corrugated paper machine business and efforts to upgrade our existing facilities,we expect our capital expenditures to increase.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support research and development efforts, the expansion of manufacturing and sales activities and the introduction of new products. In connection with the anticipated launch of our cold-set corrugated paper machine product line, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which may require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and additional financing, if required, may be unavailable in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See Note 2 to the Consolidated Financial Statements of Asian Financial, Inc. for discussion of recent accounting pronouncements.

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

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation may have an adverse effect on our ability to maintain current levels of gross profit and selling, general and administrative expenses as a percentage of revenue if the selling prices of our products do not increase with these increased costs.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as changes in foreign currency exchange rates, exchange controls and interest rates. A discussion of our primary market risk exposures is presented below.

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

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for fiscal 2009.

Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the value of the U.S. dollar (or any other currency) may fluctuate and be affected by, among other things, changes in China’s political and economic conditions. Under the currency policy in effect in China today, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China is currently under significant international pressures to liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. The exchange rate of the Renminbi as of June 30, 2009 was RMB6.83 to $1.00. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in “Item 1A. Risk Factors—Risks Related to Doing Business in China—Government control of currency conversion and exchange rate fluctuations may materially and adversely affect our business.”

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

At June 30, 2009, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $23.5 million (including our non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.4 million at June 30, 2009. We have not entered into any foreign currency instruments for trading purposes at June 30, 2009.

We currently do not hedge our exposure to fluctuations in the Renminbi to U.S. dollar exchange rate. We may choose to reduce our exposures through financial instruments (hedges) that provide offsets or limits to our exposures when considered appropriate.

Exchange Controls

Chinese law allows enterprises owned by foreign investors to remit their profits, dividends and bonuses earned in China to other countries, and the remittance does not require prior approval by the SAFE regulations formerly required extensive documentation and reporting, some of which was burdensome and delayed payments. If there is a return to payment restrictions and reporting, the ability of a Chinese company to attract investors will be reduced. Also, current investors may not be able to obtain the profits of the business which they own as a result of other restrictions that the Chinese government may impose. Relevant Chinese law and regulation permit payment of dividends only from retained earnings, if any, determined in accordance with Chinese accounting standards and regulations. It is possible that the Chinese tax authorities may require changes in our reported income that would limit our ability to pay dividends and other distributions. Chinese law requires companies to set aside a portion of net income to fund certain reserves which amounts are not distributable as dividends. These rules and possible changes could restrict a company in China from repatriating funds to us and our shareholders as dividends.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term loans. As of June 30, 2009, we had RMB98.0 million ($14.4 million) outstanding on our bank lines of credit which are subject to interest rate change risk. Although the interest rates on our short-term loans are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term loans are determined by reference to the benchmark interest rates set by the People’s Bank of China. Since April 28, 2006, the People’s Bank of China has increased the benchmark interest rate of Renminbi bank loans with a term of 6 to 12 months 12 times, seven consecutive increases followed by five consecutive decreases, by 0.27% on most occasions. As a result, from 2006 to the three months ended March 31, 2009, the benchmark interest rate for these Renminbi bank loans increased from 5.85% to 7.47% then decreased to 5.31% and the interest rate applicable to us increased from 6.696% to 8.217% then decreased to 5.841% over the same period. Any future increase in the People’s Bank of China’s benchmark interest rate will result in an increase in our interest expenses.

As of June 30, 2009, our short term loans with exposure to interest rate risk had an aggregate fair value of approximately $14.4 million. The potential change in fair market value for these short term loans from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.4 million as of June 30, 2009. We have not hedged our exposure to interest rate risk and have not entered into any interest rate sensitive instruments for trading purposes as of June 30, 2009. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.

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

As of June 30, 2009, the end of the fiscal year covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2009.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control-Integrated Framework." During its assessment of the effectiveness of internal control over financial reporting as of June 30, 2009, our management identified material weakness related to the following:

Lack of Internal Audit Function – Although we maintain internal audit department, the scope and effectiveness goal of internal audit function have not been identified. Due to this weakness, we may be ineffective in timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

In light of the foregoing material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2009. Our ineffective internal control over financial reporting could result in material misstatements in our annual or interim financial statements that would not be prevented or detected. However, nothing has come to the attention of management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of June 30, 2009. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Securities and Exchange Commission.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

Our management has identified the steps necessary to address the material weakness described above, as follows:

Our internal auditors are responsible for auditing our key financial areas including sales (including rebates), cost of sales, accounts receivable, payables and expenses, inventory and other material accounts.  They are also responsible for detecting any internal control deficiencies.  We are still in process of identifying various internal audit requirements and also in process of implementing the necessary audit procedures to fulfill those requirements.  In addition, we have engaged an outside consultant to assist us in setting up internal audit processes to identify internal control weaknesses, testing our internal controls and remedying any deficiencies.  The outside consultant will also advise us in becoming compliant with Sarbanes Oxley Act Section 404 requirements.

We believe that the foregoing step will remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors is incorporated by reference to our Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders to be held in 2009 (the “2009 Proxy Statement”) under the caption “Proposal 1 – Ratification of Directors.”

The information required by this item regarding executive officers is set forth on this Annual Report on Form 10-K under the caption “Executive Officers and Key Employees.”

The information required by this item regarding “Compliance with Section 16(a) of the Exchange Act,” “Code of Ethics,” our Audit Committee and the director nomination procedure is incorporated by reference to the 2009 Proxy Statement under the captions “Section 16(a) Beneficial Ownership Reporting Compliance,” “Report of the Audit Committee” and “Corporate Governance Matters.”

Item 11.	Executive Compensation.

The information required by this item with respect to executive compensation and director compensation is incorporated by reference to the 2009 Proxy Statement under the captions “Director Compensation” and “Compensation Discussion and Analysis” respectively.

The information required by this item with respect to compensation committee interlocks and insider participation is incorporated by reference to the 2009 Proxy Statement under the caption “Compensation Committee Interlocks and Insider Participation.”

The compensation committee report required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Compensation Committee Report.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information regarding the security ownership of certain beneficial owners and management is incorporated by reference to the 2009 Proxy Statement under the caption “Security Ownership of Directors and Officers and Certain Beneficial Owners.”

The information regarding “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference to the 2009 Proxy Statement under the caption “Compensation Discussion and Analysis.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the captions “Certain Relationships and Related Transactions” and “Corporate Governance Matters.”

Item 14.	Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the 2009 Proxy Statement under the caption “Proposal 2 – Ratification of Independent Auditor.”

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

(3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K). The exhibits listed on the accompanying Exhibit Index filed or incorporated by references as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “†” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asian Financial, Inc. (Registrant)

Date: September 14, 2009	By:	/s/ Christopher Patrick Holbert
Christopher Patrick Holbert Chief Executive Officer

Date: September 14, 2009	By:	/s/ William D. Suh
William D. Suh Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christopher Patrick Holbert, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Christopher Patrick Holbert	Chief Executive Officer	September 14, 2009
Name: Christopher Patrick Holbert	(Principal Executive Officer)

/s/ William D. Suh	Chief Financial Officer	September 14, 2009
Name: William D. Suh	(Principal Financial and Accounting Officer)

/s/ Wenhua Guo	Director	September 14, 2009
Name: Wenhua Guo

/s/ Lianjun Cai	Director	September 14, 2009
Name: Lianjun Cai

/s/ Xiqing Diao	Director	September 14, 2009
Name: Xiqing Diao

/s/ Punan Xie	Director	September 14, 2009
Name: Punan Xie

/s/ James Zhang	Director	September 14, 2009
Name: James Zhang

EXHIBIT INDEX

Number	Description
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

4.3
Registration Rights Agreement, dated October 24, 2006, between Asian Financial, Inc. and certain Investors identified therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (FileNo. 000-27129) filed with the Securities and Exchange Commission on October 25, 2006).

4.4
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

4.6
Form of Certificate representing the common stock, par value $0.001, of Asian Financial, Inc. (Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 26, 2008).

4.7
Waiver Agreement dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No.000-27129) filed with the Securities and Exchange Commission on November 19, 2008).

4.8
Investor Warrants Proposal Letter, dated September 19, 2007 (Incorporated by reference to Exhibit 4.8 to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securitiesand Exchange Commission on July 10, 2009).

4.9
Form of Investor Warrants Proposal Supplemental Letter, dated October 26, 2007 (Incorporated by reference to Exhibit 4.9 to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

4.10
Waiver Agreement, dated as of August 24, 2009, among Asian Financial, Inc. and the Investors (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed withthe Securities and Exchange Commission on August 31, 2009).

10.1
Lease Agreement between Duoyuan Clean Water Technology Industries (China) Co., Ltd. and Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.2
English Summary of Form of Employment Agreement (Incorporated by reference to Exhibit 10.8 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008). †

10.3
Share Transfer Agreement, dated October 16, 2005, between Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute and Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.4
Property Lease Agreement, dated December 25, 2002 between Duoyuan Water Environmental Protection Technology Industry (China) Co. Ltd. And Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.5
Property Lease Agreement, dated June 27, 2008, between Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd. and Duoyuan Digital Press Technology Industries (China) Co., Ltd. (Incorporated by reference to Exhibit 10.4 to Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-141507) filed with Securities and Exchange Commission on March 27, 2009).

10.6
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

10.10
Assignment of Patent Agreement dated December 26, 2002 between Beijing Huiyuan Duoyuan Digital Technology Institute and Duoyuan Digital Printing Technology Industries (China) Co. Ltd. (Incorporated by reference to Exhibit 10.25 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.11
Registered Trademark Usage License Agreement, dated October 2008, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Duoyuan Investments Limited. (Incorporated by reference to Exhibit 10.8 to Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-141507) filed with Securities and Exchange Commission on March 27, 2009).

10.12
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

10.14
Employment Agreement between Asian Financial, Inc. and Gene Michael Bennett dated as of July 18, 2007 (Incorporated by reference to Exhibit 10.22 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008). †

10.15
Separation Agreement and Release of All Claims effective December 20, 2007 between Asian Financial, Inc. and Gene Michael Bennett (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on December 27, 2007). †

10.16
Maximum Amount Mortgage Contract dated July 28, 2007 among   Agriculture Bank of China Chongwen Sub-branch, Duoyuan Digital Printing Technology (China) Co. Ltd., and Hunan Duoyuan Printing Machine Co. Ltd. (Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.17
Employment Agreement with William Milewski dated as of March 1, 2008 (Incorporated by reference to Exhibit 10.23 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008). †

10.18
Termination of Letter of Patent Use Authorization, from Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute to Duoyuan Digital Technology Industry (China) Co. Ltd. (see Exhibit 10.11) (Incorporated by reference to Exhibit 10.24 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.19
Separation Agreement and Release of All Claims effective May 21, 2008 between Asian Financial, Inc. and William Edward Milewski (Incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on May 27, 2008). †

10.20
Employment Agreement with William D. Suh dated as of September 30, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 1, 2008). †

10.21
English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Wenhua Guo (Incorporated by reference to Exhibit 10.18 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.22
English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Baiyun Sun (Incorporated by reference to Exhibit 10.19 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.23
English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Xiqing Diao (Incorporated by reference to Exhibit 10.20 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.24	English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Wenzhong Liu (Incorporated by reference to Exhibit 10.21 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †
10.25
English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Yubao Wei (Incorporated by reference to Exhibit 10.22 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.26	English Translation of Loan Agreement, dated as of July 4, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).
10.27	English Translation of Loan Agreement, dated as of July 11, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).
10.28	English Translation of Loan Agreement, dated as of July 18, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).
10.29	English Translation of Loan Agreement, dated as of July 25, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).
10.30	English Translation of Loan Agreement, dated as of March 13, 2009, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).
14.1	Code of Business Conduct and Ethics of Asian Financial, Inc.*
21.1	List of Subsidiaries. *
23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP.*
31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*
31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

* Filed herewith.
† Management contract or compensatory plan or arrangement.

ASIAN FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Asian Financial, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Asian Financial, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2009. Asian Financial, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Asian Financial, Inc. and subsidiaries as of June 30, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Brea, California
September 2, 2009

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008
	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$31,044,070	$14,199,700
Accounts receivable, net of allowance for doubtful accounts of $1,401,689 and $1,178,328 as of June 30, 2009 and 2008, respectively	37,259,616	33,184,833
Inventories	25,883,242	23,950,551
Other receivables	26,912	682,084
Total current assets	94,213,840	72,017,168
PLANT AND EQUIPMENT, net	43,123,153	34,130,651
OTHER ASSETS:
Intangible assets, net	3,939,476	4,003,128
Advances on equipment purchases	7,274,677	2,753,610
Total other assets	11,214,153	6,756,738
Total assets	$148,551,146	$112,904,557
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Lines of credit	$14,357,000	$11,380,200
Accounts payable	756,116	1,489,255
Other liabilities	2,251,419	1,858,112
Taxes payable	1,512,727	1,702,986
Total current liabilities	18,877,262	16,430,553
DERIVATIVE INSTRUMENT LIABILITIES	1,180,477	1,374,824
MINORITY INTEREST	1,761,712	1,292,843
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred shares; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2009 and 2008	—	—
Common shares; $0.001 par value; 100,000,000 shares authorized; 25,000,050 shares issued and outstanding as of June 30, 2009 and 2008	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	9,428,573	6,000,090
Retained earnings	79,226,497	50,058,176
Accumulated other comprehensive income	10,788,585	10,460,031
Total shareholders' equity	126,731,695	93,806,337
Total liabilities and shareholders' equity	$148,551,146	$112,904,557

The accompanying notes are integral part of the these consolidated financial statements.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007
	2009	2008	2007
REVENUE, net	$106,590,583	$89,627,677	$67,811,867
COST OF REVENUE	50,334,043	44,461,903	37,693,679
GROSS PROFIT	56,256,540	45,165,774	30,118,188
RESEARCH AND DEVELOPMENT EXPENSES	1,768,050	1,683,304	1,045,543
SELLING EXPENSES	9,725,635	8,704,958	7,826,958
GENERAL AND ADMINISTRATIVE EXPENSES	4,473,655	4,472,196	3,078,851
INCOME FROM OPERATIONS	40,289,200	30,305,316	18,166,836
LIQUIDATED DAMAGES, net of settlement	—	235,492	(2,119,428)
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	194,347	73,112	—
OTHER INCOME (EXPENSE), net
Non-operating (expenses)	(956,936)	—	—
Interest expense	(1,188,111)	(729,934)	(742,083)
Interest income and other income	175,781	194,878	721,349
Other expense, net	(1,969,266)	(535,056)	(20,734)
INCOME BEFORE MINORITY INTEREST AND PROVISION FOR INCOME TAXES	38,514,281	30,078,864	16,026,674
MINORITY INTEREST	463,553	381,633	240,584
INCOME BEFORE PROVISION FOR INCOME TAXES	38,050,728	29,697,231	15,786,090
PROVISION FOR INCOME TAXES	5,453,924	3,237,707	1,806,943
NET INCOME	32,596,804	26,459,524	13,979,147
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	328,554	8,199,861	1,834,313
COMPREHENSIVE INCOME	$32,925,358	$34,659,385	$15,813,460
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	25,000,050	23,041,021
BASIC AND DILUTED EARNING PER SHARE	$1.30	$1.06	$0.61

The accompanying notes are integral part of the these consolidated financial statements.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007
	Common Shares			Retained earnings		Accumulated other comprehensive income
	Number of shares	Amount	Additional paid-in capital	Statutory reserves	Unrestricted		Total
BALANCE, June 30, 2006	17,562,388	$17,562	$5,992,339	$1,871,198	$13,748,397	$425,857	$22,055,353
Shares due to reorganization on August 31, 2006	1,305,040	1,305	(1,305)				—
Shares issued for cash, $1.43 per share	6,132,622	6,133	21,272,006				21,278,139
Net income					13,979,147		13,979,147
Adjustment to statutory reserves				1,411,403	(1,411,403)		—
Foreign currency translation adjustments						1,834,313	1,834,313
BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952
Net income					26,459,524		26,459,524
Adjustment to statutory reserves				2,717,489	(2,717,489)		—
Foreign currency translation adjustments						8,199,861	8,199,861
BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$93,806,337
Net income					32,596,804		32,596,804
Adjustment to statutory reserves				3,428,483	(3,428,483)		—
Foreign currency translation adjustments						328,554	328,554
BALANCE, June 30, 2009	25,000,050	$25,000	$27,263,040	$9,428,573	$79,226,497	$10,788,585	$126,731,695

The accompanying notes are integral part of the these consolidated financial statements.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,596,804	$26,459,524	$13,979,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	463,553	381,633	240,584
Depreciation	2,826,707	2,239,063	882,842
Amortization	80,115	75,297	70,047
Loss on fixed assets disposal	—	1,458	—
Bad debt expense	218,516	589,901	322,305
Change in fair value of derivative instruments	(194,347)	(73,112)	—
Liquidated damages penalty	—	706,476	2,119,428
Gain from settlement of liquidated damages	—	(941,968)	—
Transaction gain	(63,357)	—	—
Write-off of deferred expenses	661,250	—	—
Changes in operating assets and liabilities
Accounts receivable	(4,156,829)	(9,740,414)	(9,452,582)
Inventories	(2,036,858)	(1,566,856)	(2,440,076)
Other receivables	(5,992)	51,706	71,457
Other receivables - related parties	—	—	913,154
Deferred expense	—	(661,250)	—
Other assets	—	42,230	(43,198)
Accounts payable	(739,264)	(1,287,681)	(10,935,839)
Customer deposits	—	—	(19,265)
Other payables	—	(104,471)	(341,354)
Other payables - related parties	—	(386,960)	(455,164)
Other liabilities	388,655	538,634	312,551
Taxes payable	(197,261)	477,886	576,025
Net cash provided by (used in) operating activities	29,841,692	16,801,096	(4,199,938)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,678,852)	(7,925,596)	(13,314,596)
Advances on equipment purchases	(4,509,743)	(2,598,661)	2,233,885
Net cash used in investing activities	(16,188,595)	(10,524,257)	(11,080,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	—	—	21,278,139
Proceeds from lines of credit	14,363,400	10,739,820	15,050,400
Payments for lines of credit	(11,434,400)	(13,493,620)	(15,060,400)
Payments to settle liquidated damages	—	(436,000)	—
Restricted cash	—	2,097,490	(2,097,490)
Net cash provided by (used in) financing activities	2,929,000	(1,092,310)	19,170,649
EFFECT OF EXCHANGE RATE CHANGES ON CASH	262,273	1,198,810	186,650
INCREASE IN CASH	16,844,370	6,383,339	4,076,650
CASH, beginning of year	14,199,700	7,816,361	3,739,711
CASH, end of year	$31,044,070	$14,199,700	$7,816,361

The accompanying notes are integral part of the these consolidated financial statements.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 1—Organization background and principal activities

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

On August 31, 2006, Asian Financial, Inc. entered into a definitive Equity Transfer Agreement with Duoyuan BVI to acquire the “Duoyuan Interest” in exchange for 47,100,462 new shares (pre-split) (equivalent to 17,562,388 post-split shares) of common stock in Asian Financial, Inc. Prior to the acquisition, Asian Financial, Inc. had 3,500,000 shares (pre-split) (equivalent to 1,305,040 post-split shares) of outstanding common stock. Accordingly, at the closing, there were 50,600,462 shares (pre-split) (equivalent to 18,867,428 post-split shares) of common stock outstanding. The Equity Transfer Agreement became effective October 6, 2006. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Duoyuan BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to October 6, 2006 are those of Duoyuan BVI, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. As a result of the equity transfer, Duoyuan China became Asian Financial, Inc.’s wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan BVI, became the controlling shareholder.

Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly-owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of Duoyuan Industries. Duoyuan China was incorporated in the People’s Republic of China (“PRC”) in 2001 with the registered capital of $6,000,000. Subsequently, Duoyuan China increased its registered capital to $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors (see Note 14). On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of June 30, 2009, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.

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

Hunan Duoyuan Printing Machinery Co., Ltd. (“Hunan Duoyuan”) is located in Hunan, China , and it mainly produces large format offset printing presses (in both single and multi colors). Hunan Duoyuan was established on March 10, 2006, and is 88% owned by Duoyuan China and 12% by Langfang Duoyuan.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2—Summary of significant accounting policies

The reporting entity and principles of consolidation

The consolidated financial statements of Asian Financial, Inc. and subsidiaries (“the Company”) reflect the activities of Asian Financial, Inc., Duoyuan China—100%, Langfang Duoyuan—95.0%, and Hunan Duoyuan—99.4%. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, and have been consistently applied.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to allowance for doubtful accounts, reserves for inventory obsolescence, as well as the fair value of its warrants carried as derivative instruments marked to market each reporting period. Management believes that the estimates used in preparing its financial statements are reasonable and prudent. Actual results could materially differ from these estimates upon which the carrying values were based.

Foreign currency translation

The reporting currency of the Company is the U.S. dollar. The Company uses their local currency Chinese Renminbi (“RMB”), as their functional currency. In accordance with Statement of Financial Accounting Standards (“SFAS”) 52, “Foreign Currency Translation,” results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period, and equity is translated at historical exchange rates.

Translation adjustments amounted to $10,788,585 and $10,460,031 as of June 30, 2009 and June 30, 2008, respectively. Asset and liability accounts at June 30, 2009 were translated at RMB6.83 to $1.00, as compared to RMB6.85 to $1.00 at June 30, 2008. The average translation rates applied to the consolidated statements of income for the years ended June 30, 2009, 2008 and 2007 were RMB6.83 to $1.00, RMB7.26 to $1.00, and RMB7.81 to $1.00, respectively.

In accordance with SFAS 95, “Statement of Cash Flows,” cash flows from the Company's operations is calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. There were no material transaction gains or losses for the years ended June 30, 2009, 2008 and 2007.

Comprehensive income

SFAS 130, “Reporting Comprehensive Income,” establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2—Summary of significant accounting policies  – (continued)

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
Product is shipped or services have been rendered.
The seller’s price to the buyer is fixed or determinable.
Collectability of payment is reasonably assured.

In accordance with SFAS 48, “Revenue Recognition when Right of Return Exists,” revenue is recorded net of an estimate of markdowns, price concessions and warranty costs. Markdowns represent price adjustments on sale of units whose model is nearing the end of its cycle and the model is planned to be discontinued; price concessions represent price adjustments on contractual agreements for the sale of units; and warranty costs represent costs to repair previously sold units still under warranty for manufacturer’s defects. Such amounts are based on management’s evaluation of historical experience, current industry trends and estimated costs.

The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. Title transfers when products are shipped. There are no instances where receivables from distributors are not due and payable until goods purchased from the Company are sold by the distributors. The Company does not sell products to distributors on a consignment basis. Its distributors have a right of return within one month after shipping only if the Company’s products exhibit any manufacturing defects and it cannot be repaired. The Company had no returns during the years ended June 30, 2009, 2008 and 2007 and did not provide for any allowance for sales returns.

The Company recognizes revenue when the goods are shipped and title has passed. Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished products. The VAT on sales may also be offset by the VAT paid on equipment purchases. The Company’s distributors are all equipped to install the Company’s products and the Company is not contractually obligated to perform any installation services. As a result, there is no substantial performance required on the Company’s part and there is no impact on the Company’s recognition of revenues.

Purchase prices of products are generally fixed and customers are not allowed to renegotiate pricing after the contracts are signed. The Company’s agreements with its distributors do not include cancellation or termination clauses.

Credit limits are assigned to each distributor. As a distributor builds a sales and credit history with the Company, the credit limit can be increased. Credit limits are periodically reviewed by management and reductions to credit limits are made if deemed necessary.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2—Summary of significant accounting policies  – (continued)

The Company estimates sales rebates to distributors based on the projected annual sales and corresponding cash receipts. These rebates are paid at the end of each calendar year. The Company accounts for the sales rebates in accordance with Emerging Issues Task Force (“EITF”) Issue 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).” Sales rebates are included as a reduction of revenue and accounts receivable to be received by the Company.

For the years ended June 30, 2009, 2008, and 2007, the aggregate amount of the aforementioned markdowns, price concessions, warranty costs, and sales rebates were immaterial to the consolidated financial statements taken as a whole for each of those years.

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

The following represents the changes of allowance for doubtful accounts:
	June 30, 2009	June 30, 2008
Balance, beginning of period	$1,178,328	$498,648
Provision for bad debts	218,516	589,901
Foreign currency translation adjustments	4,845	89,779
Balance, end of period	$1,401,689	$1,178,328

Inventories

Inventories are stated at the lower of cost (weighted average method) or market. The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of June 30, 2009 and 2008, the Company determined that no reserves were necessary.

Intangible assets

All land in the PRC is owned by the government. However, the government grants rights to use the land. Land use rights are valid for a limited period of time, depending on their use. Under PRC regulations, the term of land use rights is 50 years for industrial property. As such, the Company has the right to use the land for 50 years and has elected to amortize the cost of rights over 50 years using the straight-line method.

Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of June 30, 2009, the Company expects these assets to be fully recoverable.

Plant and equipment

Plant and equipment are stated at cost less accumulated depreciation. Major renewals are charged directly to the plant and equipment accounts, while replacements, maintenance, and repairs which do not

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 2—Summary of significant accounting policies  – (continued)
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

Long-lived assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of the remaining useful lives of the assets. As of June 30, 2009, the Company expects these assets to be fully recoverable.

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

Concentration of risk

Cash includes cash on hand and demand deposits in accounts maintained with state-owned banks within the PRC and an offshore account with DBS Bank. Cash deposits at these financial institutions are not covered by insurance from the U.S. government. Total cash in state-owned banks and DBS Bank at June 30, 2009 and 2008 amounted to $31,036,332 and $14,192,775, respectively. To date, the Company has not experienced any losses in such accounts.

For the year ended June 30, 2009, one supplier accounted for 11% of the Company’s total purchases. This supplier represents 12% of total accounts payable as of June 30, 2009. For the year ended June 30, 2008, one supplier accounted for approximately 12% of total purchases. This supplier represents 14% of the Company's total accounts payable as of June 30, 2008.

For the year ended June 30, 2009, the Company’s top five customers accounted for 13% of the Company’s total sales. These customers represent 14% of total accounts receivable as of June 30, 2009. For the year ended June 30, 2008, the Company’s top five customers accounted for 21.6% of the total sales. These customers represent 15% of total accounts receivable as of June 30, 2008.

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC's economy. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2—Summary of significant accounting policies  – (continued)

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

Financial instruments

SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. SFAS 157, “Fair Value Measurements,” adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and payables qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels of valuation hierarchy are defined as follows:

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

As of June 30, 2009, the outstanding principal on the Company’s short term loans amounted to $14,357,000. Management concluded the carrying value of the short term loans is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available.

As of June 30, 2009, the Company’s management determined that certain inputs to the fair value measurement of the Company’s warrant liability falls under level 3 of the valuation hierarchy, since there was no observable market price for certain inputs significant to the valuation model used to determine the fair value of the warrant liability, and also rendered the fair value calculation thereof under the same classification. The Company’s warrant liability is carried at fair value totaling $1,180,477 as of June 30, 2009.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 2—Summary of significant accounting policies  – (continued)
	Fair Value as of June 30, 2009	Fair Value Measurement at June 30, 2009 using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,180,477			$1,180,477

Except for the derivative liabilities and the short term loans, the Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value in accordance with SFAS 157.

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

Income taxes

The Company accounts for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method as required by SFAS 109, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS 109, the effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are domiciled in the PRC, and the PRC taxable income mirrors that of GAAP income, there are no material temporary differences that would result in deferred tax assets or liabilities. As such, no valuation allowances were necessary at June 30, 2009 and 2008 for taxable income from the PRC. However, the Company has certain deferred taxes as a result of net operating losses for U.S. income tax purposes. (See Note 10.)

In July 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting and disclosure for uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 2—Summary of significant accounting policies  – (continued)
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

Duoyuan China was established before March 16, 2007, and therefore qualify to continue to enjoy the reduced tax rate as described below.

Prior to March 16, 2007, upon approval by the PRC tax authorities, FIEs scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years and thereafter with a 50% reduction for the subsequent three years.

Duoyuan China has been a wholly foreign-owned enterprise since its inception. This entity status allowed Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003, and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China had an income tax exemption for the calendar years ended December 31, 2004 and 2005, and 50% income tax reduction for the calendar years ended December 31, 2006, 2007, and 2008. Thus, income tax rate for Duoyuan China for the calendar years ended December 31, 2006 and 2007 was 16.5% and for the calendar year ended December 31, 2008 was 12.5%. Duoyuan China is subject to an income tax rate of 25% starting January 1, 2009, under the newly unified corporate income tax rate.

Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with their first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002, and started to generate a net profit for the calendar year ended December 31, 2003. Therefore, Langfang Duoyuan had an income tax exemption for the years ended December 31, 2003, through December 31, 2007. Langfang Duoyuan is subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.

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

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 2—Summary of significant accounting policies  – (continued)

Therefore Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005 through December 31, 2009. Hunan Duoyuan will become subject to income tax at a rate of 25% starting January 1, 2010, under the newly unified corporate income tax rate.

PRC laws require that before a foreign invested enterprise can legally distribute profits to its partners, it must satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions made at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the common welfare fund, and represent restricted retained earnings.

During the years ended June 30, 2009, 2008 and 2007, the provision for income taxes amounted to approximately $5,454,000, $3,238,000 and $1,807,000, respectively. The estimated tax savings due to this tax exemption for the years ended June 30, 2009, 2008 and 2007 amounted to approximately $4,272,000, $7,865,000 and $4,510,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $1.30 to $1.13, $1.06 to $0.74 and $0.61 to $0.49 for the years ended June 30, 2009, 2008 and 2007, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended June 30, 2009, 2008 and 2007:
	Year Ended June 30,
	2009	2008	2007
U.S. statutory rates	34%	34%	34%
Foreign income not recognized in the U.S.	-34	-34	-34
China income taxes	25	33	33
China income tax exemption	-11.2	-22.3	-23.2
Other (a)	0.5	0.2	1.6
Effective income tax rates	14.3%	10.9%	11.4%

(a)
The 0.5%, 0.2%, and 1.6% represent $1,399,143, $423,888 and $2,720,474 of expenses incurred by the Company that are not subject to China income tax for the years ended June 30, 2009, 2008 and 2007, respectively.

Value added tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import goods in the PRC are subject to a value added tax in accordance with PRC laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished products. A credit is also available for VAT paid on the purchases of equipment.

VAT on sales and VAT on purchases amounted to approximately $32,442,000 and $23,892,000 for the year ended June 30, 2009, approximately $28,937,000 and $20,122,000 for the year ended June 30, 2008 and approximately $19,791,000 and $7,258,000 for the year ended June 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT is not impacted by the income tax holiday.

Shipping and handling

Shipping and handling costs related to goods sold are included in selling expenses. Shipping and handling costs were approximately $1,396,000, $960,000 and $1,128,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 2—Summary of significant accounting policies  – (continued)
Advertising costs

Advertising costs are expensed as incurred and included in selling expenses. Advertising costs were approximately $1,436,000, $1,357,000 and $1,118,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The Company is evaluating the impact that SFAS 160 will have on its consolidated financial position or consolidated results of operations.

In February 2008, the FASB issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13.” FSP FAS 157-1 indicates that it does not apply under SFAS 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 2—Summary of significant accounting policies  – (continued)

Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157.” With the issuance of FSP FAS 157-2, the FASB agreed to: (a) defer the effective date in SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

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

In June 2008, the FASB issued EITF 07-5, “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.” EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). The Company will adopt EITF 07-5 effective July 1, 2009. See note 14 which discusses the effect on the Company’s consolidated financial statements.

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

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active,” which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP FAS 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The Company is currently evaluating the impact of adoption of FSP FAS 157-3 on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 2—Summary of significant accounting policies  – (continued)
value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. FSP FAS 157-4 shall be applied prospectively with retrospective application not permitted. FSP FAS 157-4 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”. Additionally, if an entity elects to early adopt either FSP FAS 107-1 and 28-1, “Interim Disclosures about Fair Value of Financial Instruments” or FSP FAS 115-2 and 124-2, it must also elect to early adopt this FSP. The Company has determined that this new FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2. FSP FAS 115-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and 28-1, the entity also is required to early adopt this FSP. The Company has determined that this new FSP did not have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and 28-1. This FSP amends SFAS 107, to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and 115-2 and 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards CodificationTM (the

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 2—Summary of significant accounting policies  – (continued)
“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

Reclassifications and correction

Certain prior period amounts have been reclassified for consistent presentation with the current period.

Note 3—Earnings per share

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

The following is a reconciliation of the basic and diluted earnings per share computation:
	2009	2008	2007
For the years ended June 30, 2009, 2008 and 2007
Net income for earnings per share	$32,596,804	$26,459,524	$13,979,147
Weighted average shares used in basic computation
Basic and Diluted	25,000,050	25,000,050	23,041,021
Earnings per share:
Basic and Diluted	$1.30	$1.06	$0.61

At June 30, 2009 and 2008, 1,226,972 warrants, whose weighted average exercise price is $4.95, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.

Note 4—Supplemental disclosure of cash flow information

Cash paid for interest amounted to $1,186,225, $957,684 and $750,736 for the years ended June 30, 2009, 2008 and 2007, respectively.

Cash paid for income taxes amounted to $4,970,955, $2,831,179 and $1,355,095 for the years ended June 30, 2009, 2008 and 2007, respectively.

Note 5—Inventories

Inventories consist of the following:

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 5—Inventories  – (continued)
	June 30, 2009	June 30, 2008
Raw materials	$6,494,433	$7,282,772
Work-in-process	13,125,837	10,984,027
Finished goods	6,262,972	5,683,752
Totals	$25,883,242	$23,950,551

Note 6—Plant and equipment

Plant and equipment consist of the following:

	June 30, 2009	June 30, 2008
Buildings	$13,699,189	$13,643,084
Office equipment	928,051	924,251
Motor vehicles	382,372	322,447
Plant and machinery	32,008,907	20,305,152
Construction-in-progress	4,286,527	4,268,971
Total	51,305,046	39,463,905
Less: accumulated depreciation	(8,181,893)	(5,333,254)
Plant and equipment, net	$43,123,153	$34,130,651

Depreciation expense for the years ended June 30, 2009, 2008 and 2007 amounted to approximately $2,827,000, $2,239,000 and $883,000, respectively.

Interest costs totaling approximately $141,000 was capitalized into construction-in-progress for the year ended June 30, 2008. No interest costs were capitalized into construction-in-progress for the years ended June 30, 2009 and 2007.

Note 7—Intangible assets

Intangible assets consist of the following:
	June 30, 2009	June 30, 2008
Intangible – land use rights	$4,457,876	$4,439,619
Less: accumulated amortization	(518,400)	(436,491)
Total	$3,939,476	$4,003,128

Total amortization expense for the years ended June 30, 2009, 2008 and 2007 amounted to $80,115, $75,297 and $70,047, respectively.

Note 8—Related party transactions

The Company leased office space from Duoyuan China Water Recycle Technology Industry Co., a related party. On June 30, 2008, the Company and Duoyuan Water Recycle Technology Industry Co. terminated the lease pursuant to a termination agreement. The title of property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party, which Mr. Wenhua Guo is the sole shareholder. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from July 1, 2008 to December 31, 2009. For the years ended June 30, 2009, 2008 and 2007, rental expense related to this office lease amounted to $164,610 $154,784 and $143,992 (See Note 12).

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009
Note 8—Related party transactions  – (continued)

The Company had a lease agreement to rent part of its manufacturing plant located in Lanfang Duoyuan with Duoyuan Water Treatment Equipment Manufacturing (Langfang) Co., Ltd. (lessee), a company 80% owned by Mr. Wenhua Guo, from October 1, 2004 to September 30, 2009. On May 25, 2007, the Company and the lessee terminated the lease pursuant to a termination agreement. Total rental income related to this lease for the year ended June 30, 2007 was approximately $447,000, and is included in other income in the accompanying consolidated statement of income. There was no such rental income for the years ended June 30, 2009 and 2008.

Note 9—Lines of credit

The lines of credit represent short-term loan amounts due to a bank which are due normally within one year. These loans can be renewed with the bank. The loans were comprised of the following:

	June 30, 2009	June 30, 2008
Loan from Bank of Agriculture, Chongwen branch due March 12, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	$1,465,000	$—
Loan from Bank of Agriculture, Chongwen branch due March 13, 2009 , interest rate of 8.570% per annum, interest only paid quarterly, secured by land use rights and buildings	—	1,459,000
Loan from Bank of Agriculture, Chongwen branch due July 3, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	2,930,000	—
Loan from Bank of Agriculture, Chongwen branch due July 10, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	2,930,000	2,918,000
Loan from Bank of Agriculture, Chongwen branch due July 17, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	4,102,000	4,085,200
Loan from Bank of Agriculture, Chongwen branch due July 24, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	2,930,000	2,918,000
Total	$14,357,000	$11,380,200

As of June 30, 2009 and 2008, the carrying value of the collateralized fixed assets amounted to $4,206,000 and $4,304,772, respectively.

Total interest expense for the above short term loans, net of capitalized interest, amounted to approximately $1,186,000, $817,000 and $751,000 for the years ended June 30, 2009, 2008 and 2007, respectively.

Note 10—Taxes payable

Asian Financial, Inc. was incorporated in the U.S. and has incurred net operating losses for income tax purposes for the year ended June 30, 2009. The net operating loss carryforwards for U.S. income taxes is $2,862,715 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, starting in 2027 through 2028. Management believes that the realization of

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 10—Taxes payable  – (continued)

the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews the valuation allowance periodically and makes adjustments as warranted.

Taxes payable consisted of the following:
	June 30, 2009	June 30, 2008
VAT (credit) payable	$(313,382)	$359,725
Income tax payable	1,740,765	1,253,988
Others	85,344	89,273
Total taxes payable	$1,512,727	$1,702,986

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $84.6 million as of June 30, 2009, which is included in retained earnings on the consolidated balance sheets and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor has it been determined to be practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2009 were as follows (tax-effected amounts shown):
	U.S.	China	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$973,323	$—	$973,323
Deferred tax assets, net	973,323	—	973,323
Valuation allowance	(973,323)	—	(973,323)
Net deferred tax assets	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2008 were as follows (tax-effected amounts shown):

	U.S.	China	Total
Deferred tax assets (liabilities):
Net operating loss carryforwards	$428,545	$—	$428,545
Deferred tax assets, net	428,545	—	428,545
Valuation allowance	(428,545)	—	(428,545)
Net deferred tax assets	$—	$—	$—

Note 11—Statutory reserves and dividends

The laws and regulations of the PRC require that before a foreign-invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund. Additionally, the Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign-invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 11—Statutory reserves and dividends  – (continued)

Statutory surplus reserve fund

The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.

The transfer to this reserve must be made before distribution of any dividends to shareholders. For the years ended June 30, 2009, 2008 and 2007, the Company transferred $3,428,483, $2,717,489 and $1,411,403 , respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. It may also be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.

The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $4,640,000 and $8,900,000 as of June 30, 2009 and 2008, respectively.

Enterprise fund

The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and, to date, the Company has not made any contributions to this fund.

Note 12—Operating leases

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

Total lease expense for the years ended June 30, 2009, 2008 and 2007 was $236,421, $154,784 and $143,992, respectively. Total future minimum lease payments at June 30, 2009, are as follows:

Years ending June 30,	Amount
2010	$200,039
2011	33,696
Thereafter	—

Note 13—Retirement plan

The Company’s retirement plan includes two parts: the first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions amounted to approximately $1,103,000, $891,000 and $503,000 for the years ended June 30, 2009, 2008 and 2007.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 14—Shareholders' equity

On October 25, 2006, Asian Financial, Inc. entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed on November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 6,132,622 shares of common stock for a purchase price of approximately $3.84 per share or a total of $23,549,200.

The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the SEC within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the SEC that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company is required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company was capped at 8% of the total investment amount paid by the investors. Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. Penalties were expensed as incurred and totaled $2,119,428 through December 31, 2007. During the year ended June 30, 2008, the Company paid cash of $436,000 and issued 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The fair value of the warrants was calculated using the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: market price $5.76, 5-year term, volatility of 42%, risk free interest rate of 2.09% and no dividends. Pursuant to SFAS 133 and EITF 00-19, the warrants explicitly provide the holder with the right to request the Company to cash-settle the warrants. Therefore, the warrants did not meet the criteria established under EITF 00-19 and triggered liability accounting. As such, the Company recorded liability of $1,447,936 on December 31, 2007, the grant date. As of June 30, 2009, the fair value of these warrants was $1,180,477 and the Company recorded a gain of $194,347 for the change of fair value for the year then ended.

The changes in the fair value of derivative instrument liabilities were as follows:
Amount
Balance, June 30, 2007	$—
Value of warrant liability on grant date	1,447,936
Change in fair value of derivative instruments	(73,112)
Balance, June 30, 2008	1,374,824
Change in fair value of derivative instruments	(194,347)
Balance, June 30, 2009	$1,180,477

As discussed above, the Company incurred liquidated damages for failure to register the resale of securities as well as to terminate all related party transactions pursuant to the Purchase Agreement. In November 2007, the Company reached a settlement with the investors who agreed to waive all penalties due in exchange for warrants or cash payments of $1,883,936.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 14—Shareholders' equity  – (continued)

The following is a reconciliation of liquidated damages for the year ended June 30, 2008:

Liquidated damages expense accrued at June 30, 2007	$2,119,428
Settlement payments with warrants and cash payments	(1,883,936)
Net gain from reversal of liquidated damages expense at June 30, 2008	$235,492

The Company had no gain or loss from the liquidated damages during the year ended June 30, 2009, since an agreement was reached and settled during the year ended June 30, 2008.

At closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC (“Roth Capital”), the Company issued to Roth Capital warrants to acquire 613,260 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $ 4.21. In addition, the Company issued to CCG, an investor relations firm, warrants to acquire 37,287 shares of common stock. The warrants have a strike price equal to $4.61. The warrants have a term of five years starting from July 1, 2008, and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights. The warrant contains a standard antidilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction. The warrants meet the conditions for equity classification pursuant to SFAS 133 and EITF 00-19. Therefore, these warrants were classified as equity and accounted for as common stock issuance cost.

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, June 30, 2007	650,547	—	$4.23	—
Granted	576,425	576,425	5.76	5.00
Forfeited	—	—	—	—
Exercised	—	—	—	—
Balance, June 30, 2008	1,226,972	1,226,972	$4.95	5.00
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—
Balance, June 30, 2009	1,226,972	1,226,972	$4.95	4.25

As discussed in Note 2 under recent accounting pronouncements, in June 2008, the FASB issued EITF 07-5. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency in China (Renminbi). Accordingly, 613,260 warrants issued to Roth Capital and 37,287 warrants issued to CCG will be recorded as a liability beginning fiscal year ending June, 30, 2010, and interim periods within that fiscal year. The fair value of the warrants will be calculated using the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: market price $5.76, 5-year term, volatility of 42%, risk free interest rate of 2.09% and no dividends. Currently, the estimated liability of approximately $1,732,000 as of June 30, 2009, will be recorded during the fiscal year ending June 30, 2010 and the off-setting entry will be against stockholders’ equity. This adjustment will have no impact on the Company’s earnings.

See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Note 15—Commitments and contingencies

Equipment purchase agreement

In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. As of June 30, 2009, $382,877, or 5% of the total commitment, remains outstanding on this agreement.

Litigation

The Company is subject to various legal matters in the ordinary course of business. After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.

Note 16—Subsequent events

On July 3, 2009, the Company renewed the $2,930,000 bank loan due on July 3, 2009 from Bank of Agriculture, Chongwen branch. The new loan is due on July 2, 2010, with an interest rate of 5.841% per annum, secured by land use rights and buildings.

On July 10, 2009, the Company renewed the $2,930,000 bank loan due on July 10, 2009 from Bank of Agriculture, Chongwen branch. The new loan is due on July 9, 2010, with an interest rate of 5.841% per annum, secured by land use rights and buildings.

On July 17, 2009, the Company renewed the $4,102,000 bank loan due on July 17, 2009 from Bank of Agriculture, Chongwen branch. The new loan is due on July 16, 2010, with an interest rate of 5.841% per annum, secured by land use rights and buildings.

On July 24, 2009, the Company renewed the $2,930,000 bank loan due on July 24, 2009 from Bank of Agriculture, Chongwen branch. The new loan is due on July 23, 2010, with an interest rate of 5.841% per annum, secured by land use rights and buildings.

On August 26, 2009, the Company announced the appointment of Mr. Christopher Patrick Holbert to serve as the new Chief Executive Officer of the Company, effective August 26, 2009.

The Company has performed an evaluation of subsequent events through the date these consolidated financial statements were issued.

See report of independent registered public accounting firm.