Form 10-K/A
period 2009-06-30
DUOYUAN PRINTING, INC.
filed 2009-11-05
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-27129
DUOYUAN PRINTING, INC.
(fka ASIAN FINANCIAL, INC.)
(Exact name of registrant as specified in its charter)

Wyoming	91-1922225
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)
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
Yes ☐       No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐       No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
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

Explanatory Note
     We are filing this Amendment No. 1 on Form 10-K/A (the “Amended 10-K”) to our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on September 14, 2009 (the “Original 10-K”), in response to certain comments received from the staff of the SEC issued in connection with the staff’s review of a Registration Statement we filed on Form S-1, as amended (Reg. No. 333-161813). We are filing this Amended 10-K to supplement the disclosure set forth in “Note 16—Subsequent events” to the audited financial statements for the fiscal year ended June 30, 2009 in response to the staff’s comments, thereby conforming the disclosure in Note 16 to that of the Registration Statement on Form S-1, as amended.
     Except as noted above, none of the items revised herein nor any other item in the Original 10-K have been updated to reflect events, results or developments concerning our business, financial condition or results of operations that occurred subsequent to September 14, 2009, the filing date of the Original 10-K, or to modify or update those disclosures affected by subsequent events. Such events include, among others, the events described in Duoyuan Printing, Inc.’s current reports on Form 8-K and quarterly reports on Form 10-Q that were filed after the date of the Original 10-K.
     Notwithstanding that this Amended 10-K has been revised, where appropriate, to conform to the disclosure set forth in the Registration Statement on Form S-1, as amended, readers should be advised that this Amended 10-K continues to describe conditions as of the date of the Original 10-K.
     Because Duoyuan Printing, Inc. is filing this Amended 10-K, a currently dated consent from Moore Stephens Wurth Frazer and Torbet, LLP has been provided, which is required to be filed by the SEC pursuant to Item 601(b)(23) of Regulation S-K.
     Pursuant to the rules of the SEC, Item 15 of Part IV of the Original 10-K has been amended to contain currently dated certifications from our chief executive officer and chief financial officer, which certifications are filed herewith as Exhibits 31.1, 31.2, and 32.1, respectively.

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EX-23.1
EX-31.1
EX-31.2
EX-32.1

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Amended 10-K:
(1) Financial Statements. The financial statements required to be filed as part of this Annual Report and the Report of Independent Registered Public Accounting Firm are included beginning on page F-1.
(2) Financial Statement Schedules. All Schedules are either included in the Notes to Consolidated Financial Statements or are omitted because they are not applicable.
(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K). The exhibits listed on the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report and such Exhibit Index is incorporated herein by reference. On the Exhibit Index, a “†” identifies each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report, and such listing is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No.1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

DUOYUAN PRINTING, INC. (fka Asian Financial, Inc.) (Registrant)
Date: November 5, 2009	By:	/s/ Christopher Patrick Holbert
Christopher Patrick Holbert
Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

Number	Description
2.1	Equity Transfer Agreement dated August 31, 2006 between Asian Financial, Inc. and Duoyuan Investments Limited (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 6, 2006).

3.1	Articles of Incorporation, as amended of Asian Financial, Inc. (Incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

3.2	Amended and Restated Bylaws of Asian Financial, Inc. (Incorporated by reference to Exhibit 3.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.1	Securities Purchase Agreement dated October 24, 2006 between Asian Financial, Inc. and certain Investors indentified therein (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

4.2	Amendment to Securities Purchase Agreement dated November 28, 2007 between Asian Financial, Inc. and certain Investors identified therein (Incorporated by reference to Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.3	Registration Rights Agreement, dated October 24, 2006, between Asian Financial, Inc. and certain Investors identified therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 25, 2006).

4.4	Warrant issued to Roth Capital Partners, LLC dated November 2, 2006 (Incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.5	Form of Warrant dated December 31, 2007 issued to certain investors party to the Securities Purchase Agreement dated October 24, 2006 (filed as exhibit 4.1 hereto) in satisfaction of related party penalties in relation thereto (Incorporated by reference to Exhibit 4.3 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008)

4.6	Form of Certificate representing the common stock, par value $0.001, of Asian Financial, Inc. (Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 26, 2008).

4.7	Waiver Agreement dated November 18, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on November 19, 2008).

4.8	Investor Warrants Proposal Letter, dated September 19, 2007 (Incorporated by reference to Exhibit 4.8 to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

4.9	Form of Investor Warrants Proposal Supplemental Letter, dated October 26, 2007 (Incorporated by reference to Exhibit 4.9 to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

4.10	Waiver Agreement, dated as of August 24, 2009, among Asian Financial, Inc. and the Investors (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on August 31, 2009).

10.1	Lease Agreement between Duoyuan Clean Water Technology Industries (China) Co., Ltd. and Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.7 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.2	English Summary of Form of Employment Agreement (Incorporated by reference to Exhibit 10.8 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008). †

10.3	Share Transfer Agreement, dated October 16, 2005, between Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute and Duoyuan Digital Printing Technology Industry (China) Co., Ltd. (Incorporated by reference to Exhibit 10.9 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.4	Property Lease Agreement, dated December 25, 2002 between Duoyuan Water Environmental Protection Technology Industry (China) Co. Ltd. And Duoyuan Digital Printing Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.12 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.5	Property Lease Agreement, dated June 27, 2008, between Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd. and Duoyuan Digital Press Technology Industries (China) Co., Ltd. (Incorporated by reference to Exhibit 10.4 to

Number	Description
Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-141507) filed with Securities and Exchange Commission on March 27, 2009).

10.6	Letter of Trademark Use Authorization dated June 30, 2001, from Duoyuan Water Environmental Protection Technology Industry (China) Co., Ltd. to Duoyuan Technology Industry (China) Co., Ltd. (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.7	Letter of Patent Use Authorization, dated June 30, 2001, from Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute to Duoyuan Digital Technology Industry (China) Co. Ltd. (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.8	Framework Agreement on Cooperation in Research and Development of Stability Technology for Offset Printing Machines and New Technologies, dated May 16, 2005, between Duoyuan Digital Printing Technology Industry (China) Co. Ltd and Beijing Aeronautic Manufacturing Technology Research Institute (Incorporated by reference to Exhibit 10.15 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.9	Offset Printing Machine Assembly Line Design Research and Development Contract, dated March 11, 2002, between Duoyuan Digital Printing Technology Industry (China) Co. Ltd and Beijing Printing Machinery Research (Incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

10.10	Assignment of Patent Agreement dated December 26, 2002 between Beijing Huiyuan Duoyuan Digital Technology Institute and Duoyuan Digital Printing Technology Industries (China) Co. Ltd. (Incorporated by reference to Exhibit 10.25 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.11	Registered Trademark Usage License Agreement, dated October 2008, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Duoyuan Investments Limited. (Incorporated by reference to Exhibit 10.8 to Amendment No. 7 to Registration Statement on Form S-1 (File No. 333-141507) filed with Securities and Exchange Commission on March 27, 2009).

10.12	Convertible Promissory Note covering the fiscal years ended December 31, 1995 through 1999 (Incorporated by reference to Exhibit 10.18 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.13	Convertible Promissory Note covering the fiscal years ended December 31, 2003 through 2004 (Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.14	Employment Agreement between Asian Financial, Inc. and Gene Michael Bennett dated as of July 18, 2007 (Incorporated by reference to Exhibit 10.22 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008). †

10.15	Separation Agreement and Release of All Claims effective December 20, 2007 between Asian Financial, Inc. and Gene Michael Bennett (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on December 27, 2007). †

10.16	Maximum Amount Mortgage Contract dated July 28, 2007 among Agriculture Bank of China Chongwen Sub-branch, Duoyuan Digital Printing Technology (China) Co. Ltd., and Hunan Duoyuan Printing Machine Co. Ltd. (Incorporated by reference to Exhibit 10.21 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

10.17	Employment Agreement with William Milewski dated as of March 1, 2008 (Incorporated by reference to Exhibit 10.23 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008). †

10.18	Termination of Letter of Patent Use Authorization, from Beijing Huiyuan Duoyuan Digital Printing Technology Research Institute to Duoyuan Digital Technology Industry (China) Co. Ltd. (see Exhibit 10.11) (Incorporated by reference to Exhibit 10.24 to Amendment No. 5 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on March 14, 2008).

10.19	Separation Agreement and Release of All Claims effective May 21, 2008 between Asian Financial, Inc. and William Edward Milewski (Incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on May 27, 2008). †

10.20	Employment Agreement with William D. Suh dated as of September 30, 2008 (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 1, 2008). †

10.21	English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Wenhua Guo (Incorporated by reference to Exhibit 10.18 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.22	English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Baiyun Sun (Incorporated by reference to Exhibit 10.19 to Amendment No.

Number	Description
8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.23	English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Xiqing Diao (Incorporated by reference to Exhibit 10.20 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.24	English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Wenzhong Liu (Incorporated by reference to Exhibit 10.21 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.25	English translation of Employment Agreement, dated as of December 26, 2007, between Duoyuan Digital Press Technology Industries (China) Co., Ltd. and Yubao Wei (Incorporated by reference to Exhibit 10.22 to Amendment No. 8 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on June 12, 2009). †

10.26	English Translation of Loan Agreement, dated as of July 4, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

10.27	English Translation of Loan Agreement, dated as of July 11, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

10.28	English Translation of Loan Agreement, dated as of July 18, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

10.29	English Translation of Loan Agreement, dated as of July 25, 2008, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

10.30	English Translation of Loan Agreement, dated as of March 13, 2009, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

14.1	Code of Business Conduct and Ethics of Asian Financial, Inc. (Incorporated by reference to Exhibit 14.1 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 14, 2009).

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 14, 2009).

23.1	Consent of Moore Stephens Wurth Frazer and Torbet, LLP.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.*

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

ASIAN FINANCIAL, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Stockholders of Asian Financial, Inc. and Subsidiaries
     We have audited the accompanying consolidated balance sheets of Asian Financial, Inc. and subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of income and other comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2009. Asian Financial, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
/s/ Moore Stephens Wurth Frazer and Torbet, LLP
Brea, California
September 2, 2009

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash	$31,044,070	$14,199,700
Accounts receivable, net of allowance for doubtful accounts of $1,401,689 and $1,178,328 as of June 30, 2009 and 2008, respectively	37,259,616	33,184,833
Inventories	25,883,242	23,950,551
Other receivables	26,912	682,084

Total current assets	94,213,840	72,017,168

PLANT AND EQUIPMENT, net	43,123,153	34,130,651

OTHER ASSETS:
Intangible assets, net	3,939,476	4,003,128
Advances on equipment purchases	7,274,677	2,753,610

Total other assets	11,214,153	6,756,738

Total assets	$148,551,146	$112,904,557

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Lines of credit	$14,357,000	$11,380,200
Accounts payable	756,116	1,489,255
Other liabilities	2,251,419	1,858,112
Taxes payable	1,512,727	1,702,986

Total current liabilities	18,877,262	16,430,553

DERIVATIVE INSTRUMENT LIABILITIES	1,180,477	1,374,824

MINORITY INTEREST	1,761,712	1,292,843

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred shares; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2009 and 2008	—	—
Common shares; $0.001 par value; 100,000,000 shares authorized; 25,000,050 shares issued and outstanding as of June 30, 2009 and 2008	25,000	25,000
Additional paid-in capital	27,263,040	27,263,040
Statutory reserves	9,428,573	6,000,090
Retained earnings	79,226,497	50,058,176
Accumulated other comprehensive income	10,788,585	10,460,031

Total shareholders’ equity	126,731,695	93,806,337

Total liabilities and shareholders’ equity	$148,551,146	$112,904,557

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

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

						Accumulated
	Common Shares		Additional	Retained earnings		other
	Number of		paid-in	Statutory		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income	Total
BALANCE, June 30, 2006	17,562,388	$17,562	$5,992,339	$1,871,198	$13,748,397	$425,857	$22,055,353
Shares due to reorganization on August 31, 2006	1,305,040	1,305	(1,305)				—
Shares issued for cash, $1.43 per share	6,132,622	6,133	21,272,006				21,278,139
Net income					13,979,147		13,979,147
Adjustment to statutory reserves				1,411,403	(1,411,403)		—
Foreign currency translation adjustments						1,834,313	1,834,313

BALANCE, June 30, 2007	25,000,050	$25,000	$27,263,040	$3,282,601	$26,316,141	$2,260,170	$59,146,952
Net income					26,459,524		26,459,524
Adjustment to statutory reserves				2,717,489	(2,717,489)		—
Foreign currency translation adjustments						8,199,861	8,199,861

BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$93,806,337
Net income					32,596,804		32,596,804
Adjustment to statutory reserves				3,428,483	(3,428,483)		—
Foreign currency translation adjustments						328,554	328,554

BALANCE, June 30, 2009	25,000,050	$25,000	$27,263,040	$9,428,573	$79,226,497	$10,788,585	$126,731,695

The accompanying notes are integral part of the these consolidated financial statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,596,804	$26,459,524	$13,979,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	463,553	381,633	240,584
Depreciation	2,826,707	2,239,063	882,842
Amortization	80,115	75,297	70,047
Loss on fixed assets disposal	—	1,458	—
Bad debt expense	218,516	589,901	322,305
Change in fair value of derivative instruments	(194,347)	(73,112)	—
Liquidated damages penalty	—	706,476	2,119,428
Gain from settlement of liquidated damages	—	(941,968)	—
Transaction gain	(63,357)	—	—
Write-off of deferred expenses	661,250	—	—
Changes in operating assets and liabilities
Accounts receivable	(4,156,829)	(9,740,414)	(9,452,582)
Inventories	(2,036,858)	(1,566,856)	(2,440,076)
Other receivables	(5,992)	51,706	71,457
Other receivables — related parties	—	—	913,154
Deferred expense	—	(661,250)	—
Other assets	—	42,230	(43,198)
Accounts payable	(739,264)	(1,287,681)	(10,935,839)
Customer deposits	—	—	(19,265)
Other payables	—	(104,471)	(341,354)
Other payables — related parties	—	(386,960)	(455,164)
Other liabilities	388,655	538,634	312,551
Taxes payable	(197,261)	477,886	576,025

Net cash provided by (used in) operating activities	29,841,692	16,801,096	(4,199,938)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(11,678,852)	(7,925,596)	(13,314,596)
Advances on equipment purchases	(4,509,743)	(2,598,661)	2,233,885

Net cash used in investing activities	(16,188,595)	(10,524,257)	(11,080,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement	—	—	21,278,139
Proceeds from lines of credit	14,363,400	10,739,820	15,050,400
Payments for lines of credit	(11,434,400)	(13,493,620)	(15,060,400)
Payments to settle liquidated damages	—	(436,000)	—
Restricted cash	—	2,097,490	(2,097,490)

Net cash provided by (used in) financing activities	2,929,000	(1,092,310)	19,170,649

EFFECT OF EXCHANGE RATE CHANGES ON CASH	262,273	1,198,810	186,650

INCREASE IN CASH	16,844,370	6,383,339	4,076,650
CASH, beginning of year	14,199,700	7,816,361	3,739,711

CASH, end of year	$31,044,070	$14,199,700	$7,816,361

The accompanying notes are integral part of the these consolidated financial statements.
See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 1—Organization background and principal activities
     Asian Financial, Inc. (“AFI”) was organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, AFI merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming. AFI has no operations and generated no revenues since inception. On July 17, 2007, the Company effected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.
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
Revenue recognition
     The Company recognizes revenue in accordance with the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition,” which specifies that revenue is realized or realizable and earned when four criteria are met:

☐	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)

☐	Product is shipped or services have been rendered.

☐	The seller’s price to the buyer is fixed or determinable.

☐	Collectability of payment is reasonably assured.
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
     The following represents the changes of allowance for doubtful accounts:

	June 30,	June 30,
	2009	2008
Balance, beginning of period	$1,178,328	$498,648
Provision for bad debts	218,516	589,901
Foreign currency translation adjustments	4,845	89,779

Balance, end of period	$1,401,689	$1,178,328

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
     For the year ended June 30, 2009, one supplier accounted for 11% of the Company’s total purchases. This supplier represents 12% of total accounts payable as of June 30, 2009. For the year ended June 30, 2008, one supplier accounted for approximately 12% of total purchases. This supplier represents 14% of the Company’s total accounts payable as of June 30, 2008.
     For the year ended June 30, 2009, the Company’s top five customers accounted for 13% of the Company’s total sales. These customers represent 14% of total accounts receivable as of June 30, 2009. For the year ended June 30, 2008, the Company’s top five customers accounted for 21.6% of the total sales. These customers represent 15% of total accounts receivable as of June 30, 2008.
     The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC’s economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with
See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2—Summary of significant accounting policies – (continued)
companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.
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
Financial instruments
     SFAS 107, “Disclosures about Fair Value of Financial Instruments,” defines financial instruments and requires disclosure of the fair value of financial instruments held by the Company. SFAS 157, “Fair Value Measurements,” adopted July 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and payables qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology which are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology that includes quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, substantially for the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
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

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2—Summary of significant accounting policies – (continued)

	Fair Value	Fair Value Measurement
	as of	at June 30, 2009
	June 30, 2009	using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,180,477			$1,180,477
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
     Under FIN 48, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial statements.
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
     In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of SFAS No. 133.” SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity’s financial position, financial performance and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective on January 1, 2009. The Company has adopted SFAS 161.
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
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162” (“SFAS 168”). This Standard establishes the FASB Accounting Standards Codification TM (the
See report of independent registered public accounting firm.

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 2—Summary of significant accounting policies – (continued)
“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.
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

ASIAN FINANCIAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
Note 5—Inventories – (continued)

	June 30,	June 30,
	2009	2008
Raw materials	$6,494,433	$7,282,772
Work-in-process	13,125,837	10,984,027
Finished goods	6,262,972	5,683,752

Totals	$25,883,242	$23,950,551

Note 6—Plant and equipment
     Plant and equipment consist of the following:

	June 30,	June 30,
	2009	2008
Buildings	$13,699,189	$13,643,084
Office equipment	928,051	924,251
Motor vehicles	382,372	322,447
Plant and machinery	32,008,907	20,305,152
Construction-in-progress	4,286,527	4,268,971

Total	51,305,046	39,463,905
Less: accumulated depreciation	(8,181,893)	(5,333,254)

Plant and equipment, net	$43,123,153	$34,130,651

     Depreciation expense for the years ended June 30, 2009, 2008 and 2007 amounted to approximately $2,827,000, $2,239,000 and $883,000, respectively.
     Interest costs totaling approximately $141,000 was capitalized into construction-in-progress for the year ended June 30, 2008. No interest costs were capitalized into construction-in-progress for the years ended June 30, 2009 and 2007.
Note 7—Intangible assets
     Intangible assets consist of the following:

	June 30,	June 30,
	2009	2008
Intangible – land use rights	$4,457,876	$4,439,619
Less: accumulated amortization	(518,400)	(436,491)

Total	$3,939,476	$4,003,128

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
Note 9—Lines of credit
     The lines of credit represent short-term loan amounts due to a bank which are due normally within one year. These loans can be renewed with the bank. The loans were comprised of the following:

	June 30,	June 30,
	2009	2008
Loan from Bank of Agriculture, Chongwen branch due March 12, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	$1,465,000	$—
Loan from Bank of Agriculture, Chongwen branch due March 13, 2009 , interest rate of 8.570% per annum, interest only paid quarterly, secured by land use rights and buildings	—	1,459,000
Loan from Bank of Agriculture, Chongwen branch due July 3, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	2,930,000	—
Loan from Bank of Agriculture, Chongwen branch due July 10, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	2,930,000	2,918,000
Loan from Bank of Agriculture, Chongwen branch due July 17, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	4,102,000	4,085,200
Loan from Bank of Agriculture, Chongwen branch due July 24, 2009, interest rate of 8.217% per annum, interest only paid quarterly, secured by land use rights and buildings	2,930,000	2,918,000

Total	$14,357,000	$11,380,200

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
     Taxes payable consisted of the following:

	June 30,	June 30,
	2009	2008
VAT (credit) payable	$(313,382)	$359,725
Income tax payable	1,740,765	1,253,988
Others	85,344	89,273

Total taxes payable	$1,512,727	$1,702,986

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
Note 14—Shareholders’ equity
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
Note 14—Shareholders’ equity – (continued)
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

			Weighted	Average
	Warrants	Warrants	Average	Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life
Balance, June 30, 2007	650,547	—	$4.23	—
Granted	576,425	576,425	5.76	5.00
Forfeited	—	—	—	—
Exercised	—	—	—	—

Balance, June 30, 2008	1,226,972	1,226,972	$4.95	5.00
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Balance, June 30, 2009	1,226,972	1,226,972	$4.95	4.25

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
          The Company has performed an evaluation of subsequent events through September 2, 2009, the date these consolidated financial statements were issued.
See report of independent registered public accounting firm.