Form 10-Q
period 2009-09-30
DUOYUAN PRINTING, INC.
filed 2009-11-16
CIK 1086142

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-27129
Duoyuan Printing, Inc.
(Exact Name of Registrant as Specified in its Charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	91-1922225 (IRS Employer Identification Number)
No. 3 Jinyuan Road
Daxing Industrial Development Zone
Beijing 102600, People’s Republic of China
(Address of Principal Executive Offices)
Tel: +86 10-6021-2222
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
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
As of November 16, 2009, the Company had 30,500,050 shares of common stock, par value $0.001 per share, issued and outstanding.

DUOYUAN PRINTING, INC.
INDEX

Item 1. Financial Statements.
DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND JUNE 30, 2009

	September 30,	June 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$42,368,482	$31,044,070
Accounts receivable, net of allowance for doubtful accounts of $1,612,406 and $1,401,689 as of September 30, 2009 and June 30, 2009, respectively	39,440,655	37,259,616
Inventories	23,889,852	25,883,242
Other receivables and deferred expenses	363,396	26,912

Total current assets	106,062,385	94,213,840

PLANT AND EQUIPMENT, net	42,438,568	43,123,153

OTHER ASSETS:
Intangible assets, net	3,924,798	3,939,476
Advances on equipment purchases	7,584,609	7,274,677

Total other assets	11,509,407	11,214,153

Total assets	$160,010,360	$148,551,146

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$14,376,600	$14,357,000
Accounts payable	787,126	756,116
Accrued liabilities	1,227,837	2,251,419
Taxes payable	3,874,782	1,512,727

Total current liabilities	20,266,345	18,877,262

Derivative instrument liabilities	2,801,768	1,180,477

Total Liabilities	23,068,113	20,057,739

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2009 and June 30, 2009	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 25,000,050 shares issued and outstanding as of September 30, 2009 and June 30, 2009	25,000	25,000
Additional paid-in capital	25,028,502	27,263,040
Statutory reserves	10,454,806	9,428,573
Retained earnings	88,539,970	79,226,497
Accumulated other comprehensive income	10,971,802	10,788,585

Total Duoyuan Printing, Inc. shareholders’ equity	135,020,080	126,731,695

NONCONTROLLING INTEREST	1,922,167	1,761,712

Total equity	136,942,247	128,493,407

Total liabilities and equity	$160,010,360	$148,551,146

The accompanying notes are an integral part of these consolidated financial statements.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(UNAUDITED)

	2009	2008
REVENUES, net	$33,294,923	$26,179,431

COST OF REVENUES	15,788,391	12,330,752

GROSS PROFIT	17,506,532	13,848,679

RESEARCH AND DEVELOPMENT EXPENSES	364,159	694,517

SELLING EXPENSES	3,156,376	2,546,915

GENERAL AND ADMINISTRATIVE EXPENSES	1,490,198	931,698

INCOME FROM OPERATIONS	12,495,799	9,675,549

CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	110,614	55,407

OTHER INCOME (EXPENSE), net
Non-operating (expenses)	—	(531)
Interest expense	(234,389)	(212,544)
Interest income and other income	31,648	33,479

Other expense, net	(202,741)	(179,596)

INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	12,403,672	9,551,360

PROVISION FOR INCOME TAXES	2,408,646	926,791

NET INCOME	9,995,026	8,624,569

Less: Net income attributable to noncontrolling interest	157,953	109,737

NET INCOME ATTRIBUTABLE TO DUOYUAN PRINTING, INC.	9,837,073	8,514,832

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	183,217	256,267

COMPREHENSIVE INCOME	$10,020,290	$8,771,099

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	25,000,050	25,000,050

BASIC AND DILUTED EARNING PER SHARE	$0.39	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock			Retained earnings		Accumulated other
	Number of		Additional paid-	Statutory		comprehensive	Noncotrolling
	shares	Amount	in capital	reserves	Unrestricted	income	Interest	Total
BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$1,292,843	$95,099,180

Net income					8,514,832		109,737	8,624,569
Adjustment to statutory reserves				1,410,416	(1,410,416)			—
Foreign currency translation adjustments						256,267	3,477	259,744

BALANCE, September 30, 2008 (Unaudited)	25,000,050	$25,000	$27,263,040	$7,410,506	$57,162,592	$10,716,298	$1,406,057	$103,983,493

Net income					24,081,972		353,816	24,435,788
Adjustment to statutory reserves				2,018,067	(2,018,067)			—
Foreign currency translation adjustments						72,287	1,839	74,126

BALANCE, June 30, 2009	25,000,050	$25,000	$27,263,040	$9,428,573	$79,226,497	$10,788,585	$1,761,712	$128,493,407

Cumulative effect of reclassification of warrants			(2,234,538)		502,633			(1,731,905)

BALANCE, July 1, 2009, as adjusted	25,000,050	$25,000	$25,028,502	$9,428,573	$79,729,130	$10,788,585	$1,761,712	$126,761,502

Net income					9,837,073		157,953	9,995,026
Adjustment to statutory reserves				1,026,233	(1,026,233)			—
Foreign currency translation adjustments						183,217	2,502	185,719

BALANCE, September 30, 2009 (Unaudited)	25,000,050	$25,000	$25,028,502	$10,454,806	$88,539,970	$10,971,802	$1,922,167	$136,942,247

The accompanying notes are an integral part of these consolidated financial statements.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, AND 2008
(UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,837,073	$8,514,832
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncontrolling interest	157,953	109,737
Depreciation	906,969	666,886
Amortization	20,044	20,014
Bad debt expense	208,675	—
Change in fair value of derivative instruments	(110,614)	(55,407)
Changes in operating assets and liabilities:
Accounts receivable	(2,337,541)	1,324,371
Inventories	2,028,329	563,474
Other receivables and deferred expenses	(336,427)	(556)
Accounts payable	29,960	(753,328)
Other payables	—	92,235
Accrued liabilities	(1,024,954)	(16,859)
Taxes payable	2,358,539	527,364

Net cash provided by operating activities	11,738,006	10,992,763

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(163,969)	(1,494,043)
Advances on equipment purchases	(300,000)	(7,636,248)

Net cash used in investing activities	(463,969)	(9,130,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	12,900,800	12,882,320
Payments for lines of credit	(12,900,800)	(9,954,520)

Net cash provided by financing activities	—	2,927,800

EFFECT OF EXCHANGE RATE CHANGES ON CASH	50,375	35,630

INCREASE IN CASH	11,324,412	4,825,902

CASH, beginning of period	31,044,070	14,199,700

CASH, end of period	$42,368,482	$19,025,602

The accompanying notes are an integral part of these consolidated financial statements.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS DUOYUAN PRINTING, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Note 1 — Organization background and principal activities
Duoyuan Printing, Inc. (“DPI” or the “Company”), formerly known as Asian Financial, Inc., or AFI, was organized under the laws of the State of Nevada on August 10, 1998. On July 27, 2005, AFI merged with Asian Financial, Inc. (a Wyoming entity) for the purpose of changing its domicile from Nevada to Wyoming. AFI had no operations and generated no revenues since inception until the equity transfer with Duoyuan Investments Limited described below. On July 17, 2007, the Company effected a 1-for-2.68189924 reverse stock split of its common stock. All share and per share amounts used in the Company’s consolidated financial statements and notes thereto have been retroactively restated to reflect the 1-for-2.68189924 reverse stock split.
Pursuant to the amended and restated articles of incorporation with the State of Wyoming on October 15, 2009, the Company’s name was changed from “Asian Financial, Inc.” to “Duoyuan Printing, Inc.” (the “Corporate Name Change”). The Corporate Name Change was approved and authorized by the Board of Directors of the Company as well as the holders of the majority of the outstanding shares of the Company’s voting stock by written consent.
The Company is an offset printing equipment supplier headquartered in Beijing, the People’s Republic of China (“PRC”). Through the principal operating subsidiaries in the PRC, the Company manufactures one product under the pre-press product category (a CTP system) and many products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses).
Duoyuan Investments Limited (“Duoyuan BVI”) is a British Virgin Islands company that owns 100% of the equity interest of Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”). Duoyuan China has two subsidiaries, a 99.4% ownership in Hunan Duoyuan Printing Machinery Co., Ltd. and 95% ownership in Langfang Duoyuan Digital Technology Co., Ltd (collectively referred to as the “Duoyuan Interest”).
On August 31, 2006, Asian Financial, Inc. entered into a definitive Equity Transfer Agreement with Duoyuan BVI to acquire the Duoyuan Interest in exchange for 47,100,462 new shares (pre-split) (equivalent to 17,562,388 post-split shares) of common stock in Asian Financial, Inc. Prior to the acquisition, Asian Financial, Inc. had 3,500,000 shares (pre-split) (equivalent to 1,305,040 post-split shares) of outstanding common stock. Accordingly, at the closing, there were 50,600,462 shares (pre-split) (equivalent to 18,867,428 post-split shares) of common stock outstanding. The Equity Transfer Agreement became effective October 6, 2006. The stock exchange transaction has been accounted as a reverse acquisition and recapitalization of the Company whereby Duoyuan BVI is deemed to be the accounting acquirer (legal acquiree) and the Company to be the accounting acquiree (legal acquirer). The historical financial statements for periods prior to October 6, 2006 are those of Duoyuan BVI, except that the equity section and earnings per share have been retroactively restated to reflect the reverse acquisition. As a result of the equity transfer, Duoyuan China became Asian Financial, Inc.’s wholly-owned subsidiary, and Mr. Wenhua Guo, the sole shareholder of Duoyuan BVI, became the controlling shareholder.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly-owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of Duoyuan Industries. Duoyuan China was incorporated in the PRC in 2001 with the registered capital of $6,000,000. Subsequently, Duoyuan China increased its registered capital to $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors (see Note 14). On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of September 30, 2009, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.
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
Note 2 — Summary of significant accounting policies
The reporting entity and principles of consolidation
The consolidated financial statements of Duoyuan Printing, Inc. and subsidiaries (“the Company”) reflect the activities of Duoyuan Printing, Inc., Duoyuan China—100%, Langfang Duoyuan—95.0%, and Hunan Duoyuan—99.4%. All intercompany balances and transactions have been eliminated in consolidation.
Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and have been consistently applied.
While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K/A.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
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
Translation adjustments amounted to $10,971,802 and $10,788,585 as of September 30, 2009 and June 30, 2009, respectively. Asset and liability accounts at September 30, 2009 were translated at RMB6.82 to $1.00, as compared to RMB6.83 to $1.00 at June 30, 2009. The average translation rates applied to the consolidated statements of income for the three months ended September 30, 2009 and 2008 were RMB6.82 to $1.00 and RMB6.83 to $1.00, respectively.
Cash flows from the Company’s operations is calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. There were no material transaction gains or losses for the three months ended September 30, 2009 and 2008.
Comprehensive income
Financial Accounting Standards Board’s (“FASB”) accounting standard regarding comprehensive income establishes requirements for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that is displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of this accounting standard.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Revenue recognition
The Company follows the FASB’s accounting standard regarding revenue recognition which specifies that revenue should be realized or realizable and earned when four criteria are met:
•	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)

•	Product is shipped or services have been rendered.

•	The seller’s price to the buyer is fixed or determinable.

•	Collectability of payment is reasonably assured.
The Company records revenue net of an estimate of markdowns, price concessions and warranty costs. Markdowns represent price adjustments on sale of units whose model is nearing the end of its cycle and the model is planned to be discontinued; price concessions represent price adjustments on contractual agreements for the sale of units; and warranty costs represent costs to repair previously sold units still under warranty for manufacturer’s defects. Such amounts are based on management’s evaluation of historical experience, current industry trends and estimated costs.
The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. Title transfers when products are shipped. There are no instances where receivables from distributors are not due and payable until goods purchased from the Company are sold by the distributors. The Company does not sell products to distributors on a consignment basis. Its distributors have a right of return within one month after shipping only if the Company’s products exhibit any manufacturing defects and it cannot be repaired. The Company had no returns during the three months ended September 30, 2009 and 2008 and did not provide for any allowance for sales returns.
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

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
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
The Company estimates sales rebates to distributors based on the projected annual sales and corresponding cash receipts. These rebates are assessed at the end of each calendar year. Sales rebates are included as a reduction of revenue and accounts receivable to be received by the Company.
For the three months ended September 30, 2009 and 2008, the aggregate amount of the aforementioned markdowns, price concessions, warranty costs, and sales rebates were immaterial to the consolidated financial statements taken as a whole for each of those periods.
Accounts receivable
The Company’s business operations are conducted in the PRC. During the normal course of business, the Company extends unsecured credit to its customers by selling on various credit terms from six to nine months. Management reviews its accounts receivable on a quarterly basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded in the period of the related sales. The Company’s existing reserve is consistent with its historical experience and considered adequate by management. Known bad debts are written off against allowance for doubtful accounts when identified. The Company records an allowance for doubtful accounts for trade accounts receivables aged between nine months and one year at 15%, and currently the Company does not have any outstanding balance aged over one year.
The following represents the changes of allowance for doubtful accounts:

	September 30,
	2009
	(Unaudited)	June 30, 2009
Balance, beginning of period	$1,401,689	$1,178,328
Provision for bad debts	208,675	218,516
Foreign currency translation adjustments	2,042	4,845

Balance, end of period	$1,612,406	$1,401,689

Inventories
Inventories are stated at the lower of cost (weighted average method) or market. The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of September 30, 2009 and June 30, 2009, the Company determined that no reserves were necessary.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
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
Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of September 30, 2009, the Company expects these assets to be fully recoverable.
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
Construction-in-progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. Interest incurred during construction is capitalized into construction-in-progress. All other interest is expensed as incurred. No depreciation is provided for construction-in-progress until such time as the assets are completed and are placed into service. The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in operations.
Long-lived assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of the remaining useful lives of the assets. As of September 30, 2009, the Company expects these assets to be fully recoverable.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
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
Concentration of risk
Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC. Cash deposits at financial institutions outside of the United States are not covered by insurance from the U.S. government. Total cash in these Banks at September 30, 2009 and June 30, 2009 amounted to $42,388,572 and $31,036,332, respectively. To date, the Company has not experienced any losses in such accounts.
For the three months ended September 30, 2009 and 2008, no customer or supplier accounted for more than 10% of the Company’s sales or purchases, respectively.
As of September 30, 2009 and June 30, 2009, no customer accounted for more than 10% of the Company’s receivables. As of September 30, 2009 and June 30, 2009, one supplier accounted for 15% and 12% of the Company’s payables, respectively.
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
Financial instruments
The accounting standards regarding fair value of financial instruments and related fair value measurements define financial instruments, define fair value, establish a three-level valuation hierarchy for disclosures of fair value measurement, and enhance disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and payables qualify as financial instruments and reflect reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization. The three levels of valuation hierarchy are defined as follows:
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

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
The Company analyzes all financial instruments with features of both liabilities and equity, pursuant to which the Company’s warrants were required to be recorded as a liability at fair value and marked to market each reporting period.
As of September 30, 2009, the outstanding principal on the Company’s short term loans amounted to $14,376,600. Management concluded the carrying value of the short term loans is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available.
As of September 30, 2009, the Company’s management determined that certain inputs to the fair value measurement of the Company’s warrant liability falls under level 3 of the valuation hierarchy, since there was no observable market price for certain inputs significant to the valuation model used to determine the fair value of the warrant liability, and also rendered the fair value calculation thereof under the same classification. The Company’s warrant liability is carried at fair value totaling $2,801,768 as of September 30, 2009.

	Fair Value as of	Fair Value Measurement at September 30, 2009
	September 30, 2009	using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$2,801,768			$2,801,768
Except for the derivative liabilities and the short term loans, the Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.
The FASB’s accounting standard regarding the fair value option for financial assets and financial liabilities provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Income taxes
The Company accounts for income taxes in accordance with the FASB’s accounting standard for income taxes. Under the asset and liability method as required by this accounting standard, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are domiciled in the PRC, and the PRC taxable income mirrors that of PRC GAAP income, there are no material temporary differences that would result in deferred tax assets or liabilities. As such, no valuation allowances were necessary at September 30, 2009 and June 30, 2009 for taxable income from the PRC. However, the Company has certain deferred taxes as a result of net operating losses for U.S. income tax purposes. (See Note 10)
The FASB’s accounting standard for accounting for uncertainty in income taxes clarifies the accounting and disclosure for uncertain tax positions. It prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, this accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
Under this accounting standard, evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The adoption of this accounting standard did not have a material effect on the Company’s consolidated financial statements.
China income tax
The Company’s subsidiaries are governed by the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”).
Beginning on January 1, 2008, the new Enterprise Income Tax (“EIT”) law replaced the existing laws for Domestic Enterprises (“DES”) and Foreign Investment Enterprises (“FIEs”).

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
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
Duoyuan China was established before March 16, 2007, and therefore qualifies to continue to enjoy the reduced tax rate as described below.
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
Langfang Duoyuan is located in a Special Economic and High Technology Zone and the PRC tax authority has offered a special income tax rate to Langfang Duoyuan for doing business in the special zone. With the approval of the local government, Langfang Duoyuan is exempt from income taxes for five years, commencing with their first profitable year of operations. Langfang Duoyuan has operating losses prior to the calendar year ended December 31, 2002, and began generating a net profit for the calendar year ended December 31, 2003. Therefore, Langfang Duoyuan had an income tax exemption for the years ended December 31, 2003, through December 31, 2007. Langfang Duoyuan has been subject to an income tax rate of 25% starting January 1, 2008, under the newly unified corporate income tax rate.
Prior to acquiring Hunan Duoyuan, the shareholders negotiated with the Hunan Shaoyang Treasury Department to obtain an income tax exemption benefit. The Treasury Department granted the company a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasury Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan had an operating loss in the first year of operations ended December 31, 2004, and began generating a net profit for the calendar year ended December 31, 2005. Therefore, Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005 through December 31, 2009. Hunan Duoyuan will become subject to income tax at a rate of 25% beginning on January 1, 2010, under the newly unified corporate income tax rate.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
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
During the three months ended September 30, 2009 and 2008, the provision for income taxes amounted to approximately $2,409,000, and $927,000, respectively. The estimated tax savings due to this tax exemption for the three months ended September 30, 2009, and 2008 amounted to approximately $966,000, and $1,416,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.39 to $0.35 and $0.34 to $0.28 for the three months ended September 30, 2009, and 2008, respectively.
The following table reconciles the U.S. statutory rates to the Company’s effective tax rates for the three months ended September 30, 2009, and 2008:

	Three Months Ended September 30,
	2009	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(7.2)	(16.9)
Other(a)	1.6	1.6

Effective income tax rates	19.4%	9.7%

(a)	The 1.6% and 1.6% represent $1,160,111 and $119,778 of expenses incurred by the Company that are not subject to China income taxes for the three months ended September 30, 2009, and 2008, respectively.
Value added tax
Enterprises or individuals who sell commodities, engage in repair and maintenance or import goods in the PRC are subject to a value added tax in accordance with PRC laws.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished products. A credit is also available for VAT paid on the purchases of equipment.
VAT on sales and VAT on purchases amounted to approximately $10,154,000 and $6,497,000 for the three months ended September 30, 2009, approximately $8,078,000 and $5,453,000 for the three months ended September 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT is not impacted by the income tax holiday.
Shipping and handling
Shipping and handling costs related to goods sold are included in selling expenses. Shipping and handling costs were approximately $324,000 and $311,000 for the three months ended September 30, 2009, and 2008, respectively.
Advertising costs
Advertising costs are expensed as incurred and included in selling expenses. Advertising costs were approximately $651,000, and $393,000 for the three months ended September 30, 2009, and 2008, respectively.
Research and development costs
Research and development costs are expensed as incurred. The costs of material and equipment acquired or constructed for research and development activities, and have alternative future uses, either in research and development, marketing, or sales, are capitalized as plant and equipment and depreciated over their estimated useful lives.
Warrant liabilities
Effective July 1, 2009, the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.
As a result, 650,547 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Therefore, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability, as if these warrants were treated as a derivative liability since their issuance in October 2006. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $502,633 to beginning retained earnings and $1,731,905 to warrant liabilities to recognize the fair value of such warrants. As of September 30, 2009, the fair value of these warrants amounted to approximately $1,682,000, and is included in derivative instrument liabilities.
These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimated the fair value of these warrants as of September 30, 2009 using the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: market price $5.76, range of 1.50 to 3.75 year terms, volatility of 42%, risk free interest rates ranging from 0.68% to 1.78%, and no dividends.
Noncontrolling interest
Noncontrolling interest consists of the 5% interest of noncontrolling shareholders in Langfang Duoyuan and 0.6% interest of noncontrolling shareholders in Hunan Duoyuan. Effective July 1, 2009, the Company adopted an accounting standard regarding noncontrolling interests. Certain provisions of this standard are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity; and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, the Company reclassified noncontrolling interests in the amounts of $1,922,167 and $1,761,712 from the mezzanine section to equity in the September 30, 2009 and June 30, 2009 consolidated balance sheets, respectively.
Recent accounting pronouncements
In June 2008, the FASB issued an accounting standard to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This standard indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. On July 1, 2009, the Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.
In April 2009, the FASB issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. On July 1, 2009, the Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this accounting standard, fair values for these assets and liabilities were only disclosed annually. This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption. On July 1, 2009, the Company adopted this accounting standard, but it did not have a material impact on the disclosures related to its consolidated financial statements.
In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.
In June 2009, the FASB also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009, and the Company does not expect this standard to have a material effect on its consolidated financial statements.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing. This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation. This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.
Reclassifications and correction
Certain prior period amounts have been reclassified for consistent presentation with the current period.
Note 3 — Earnings per share
The Company reports earnings per share in accordance with the provisions of FASB’s related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.
The following is a reconciliation of the basic and diluted earnings per share computation:

	2009	2008
	(Unaudited)	(Unaudited)
For the three months ended September 30, 2009 and 2008
Net income for earnings per share	$9,837,073	$8,514,832

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

	2009	2008
	(Unaudited)	(Unaudited)
Weighted average shares used in basic computation
Basic and Diluted	25,000,050	25,000,050
Earnings per share:

Basic and Diluted	$0.39	$0.34

At September 30, 2009 and June 30, 2009, 1,226,972 warrants, whose weighted average exercise price is $4.95, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 4 — Supplemental disclosure of cash flow information
Cash paid for interest amounted to $233,898, and $298,567 for the three months ended September 30, 2009, and 2008, respectively.
Cash paid for income taxes amounted to $1,742,073, and $1,256,852 for the three months ended September 30, 2009, and 2008, respectively.
Note 5 — Inventories
Inventories consist of the following:

	September 30,
	2009
	(Unaudited)	June 30, 2009
Raw materials	$5,343,546	$6,494,433
Work-in-process	13,034,897	13,125,837
Finished goods	5,511,409	6,262,972

Totals	$23,889,852	$25,883,242

Note 6 — Plant and equipment
Plant and equipment consist of the following:

	September 30,
	2009
	(Unaudited)	June 30, 2009
Buildings	$13,717,892	$13,699,189
Office equipment	929,319	928,051
Motor vehicles	546,963	382,372
Plant and machinery	32,052,605	32,008,907
Construction-in-progress	4,292,379	4,286,527

Total	51,539,158	51,305,046
Less: accumulated depreciation	(9,100,590)	(8,181,893)

Plant and equipment, net	$42,438,568	$43,123,153

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Depreciation expense for the three months ended September 30, 2009, and 2008 amounted to approximately $907,000, and $667,000, respectively.
Interest costs totaling approximately $86,000 was capitalized into construction-in-progress for the three months ended September 30, 2008. No interest costs were capitalized into construction-in-progress for the three months ended September 30, 2009.
Note 7 — Intangible assets
Intangible assets consist of the following:

	September 30,
	2009
	(Unaudited)	June 30, 2009
Intangible — land use rights	$4,463,962	$4,457,876
Less: accumulated amortization	(539,164)	(518,400)

Total	$3,924,798	$3,939,476

Total amortization expense for the three months ended September 30, 2009, and 2008 amounted to $20,044, and $20,014, respectively.
Note 8 — Related party transactions
The Company leased office space from Duoyuan China Water Recycle Technology Industry Co., a related party. On June 30, 2008, the Company and Duoyuan Water Recycle Technology Industry Co. terminated the lease pursuant to a termination agreement. The title of property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party, which Mr. Wenhua Guo is the sole shareholder. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from July 1, 2008 to December 31, 2009. For the three months ended September 30, 2009, and 2008, rental expense related to this office lease amounted to $41,203 and $41,116 (See Note 12).

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Note 9 — Lines of credit
The lines of credit represent short-term loan amounts due to a bank which are due normally within one year. These loans can be renewed with the bank. The loans were comprised of the following:

	September 30,
	2009
	(Unaudited)	June 30, 2009
Loan from Bank of Agriculture, due March 12, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	$1,467,000	$1,465,000

Loan from Bank of Agriculture, due July 2, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Loan from Bank of Agriculture, due July 9, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Loan from Bank of Agriculture, due July 16, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	4,107,600	4,102,000

Loan from Bank of Agriculture, due July 23, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Total	$14,376,600	$14,357,000

As of September 30, 2009 and June 30, 2009, the carrying value of the collateralized fixed assets amounted to approximately $4,183,000 and $4,206,000, respectively.
Total interest expense for the above short term loans, net of capitalized interest, amounted to approximately $234,000, and $213,000 for the three months ended September 30, 2009, and 2008, respectively.
Note 10 — Taxes payable
Duoyuan Printing, Inc. was incorporated in the U.S. and has incurred net operating losses for income tax purposes for the three months ended September 30, 2009. As of September 30, 2009, the net operating loss carryforwards for U.S. income taxes is $2,537,544 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, starting in 2027 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews the valuation allowance periodically and makes adjustments as warranted.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Taxes payable consisted of the following:

	September 30, 2009
	(Unaudited)	June 30, 2009
VAT payable (credit)	$1,350,740	$(313,382)
Income tax payable	2,410,125	1,740,765
Others	113,917	85,344

Total taxes payable	$3,874,782	$1,512,727

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $93.8 million as of September 30, 2009, which is included in retained earnings on the consolidated balance sheets and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor has it been determined to be practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.
Significant components of the Company’s deferred tax assets and liabilities at September 30, 2009 were as follows (tax-effected amounts shown):

	U.S.	China	Total
Deferred tax assets:
Net operating loss carryforwards	$862,768	$—	$862,768

Deferred tax assets, net	862,768	—	862,768
Valuation allowance	(862,768)	—	(862,768)

Net deferred tax assets	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2009 were as follows (tax-effected amounts shown):

	U.S.	China	Total
Deferred tax assets:
Net operating loss carryforwards	$761,923	$—	$761,923

Deferred tax assets, net	761,923	—	761,923
Valuation allowance	(761,923)	—	(761,923)

Net deferred tax assets	$—	$—	$—

Note 11 — Statutory reserves and dividends
The laws and regulations of the PRC require that before a foreign-invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund. Additionally, the Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign-invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Statutory surplus reserve fund
The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.
The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended September 30, 2009 and 2008, the Company transferred $1,026,233 and $1,410,416, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. It may also be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.
The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $7,678,000 and $8,704,000 as of September 30, 2009 and June 30, 2009, respectively.
Enterprise fund
The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and, to date, the Company has not made any contributions to this fund.
Note 12 — Operating leases
On July 1, 2008, the Company entered into a lease agreement (see Note 8) with Duoyuan Information Terminal Manufacture (Langfang) Co. Ltd. with annual lease payments totaling $164,610.
In addition, the Company leases sixteen sales offices in sixteen different Chinese provinces with various terms with latest office lease due to expire in December 2010. The monthly lease amounts for these offices are de minimis.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
Total lease expense for the three months ended September 30, 2009 and 2008 was $81,407 and $81,671, respectively. Total future minimum lease payments at September 30, 2009 are as follows:

Years ending June 30,	Amount
2010	$158,836
2011	33,696
Thereafter	—
Note 13 — Retirement plan
The Company’s retirement plan includes two parts. The first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions amounted to approximately $273,000, and $258,000 for the three months ended September 30, 2009, and 2008.
Note 14 — Shareholders’ equity
On October 25, 2006, the Company entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed on November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 6,132,622 shares of common stock for a purchase price of approximately $3.84 per share or a total of $23,549,200.
The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the SEC within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the SEC that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company is required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company was capped at 8% of the total investment amount paid by the investors. Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. Penalties were expensed as incurred and totaled $2,119,428 through December 31, 2007. During the year ended June 30, 2008, the Company paid cash of $436,000 and issued 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The fair value of the warrants was calculated using the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: market price $5.76, 5-year term, volatility of 42%, risk free interest rate of 2.09% and no dividends. The warrants explicitly provide the holder with the right to request the Company to cash-settle the warrants. Therefore, the warrants did not meet the criteria established under the governing accounting standards for the above warrants and triggered liability accounting. As such, the Company recorded liability of $1,447,936 on December 31, 2007, the grant date. As of September 30, 2009, the fair value of these warrants was $1,119,933, and a gain of $60,544 was recognized for the three months ended September 30, 2009.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)
The changes in the fair value of derivative instrument liabilities were as follows:

Amount
Balance, June 30, 2008	$1,374,824
Change in fair value of derivative instruments	(194,347)

Balance, June 30, 2009	1,180,477
Change in fair value of derivative instruments	(60,544)

Balance, September 30, 2009 (Unaudited)	$1,119,933

At closing, as part of the compensation to the placement agent, Roth Capital Partners, LLC (“Roth Capital”), the Company issued to Roth Capital warrants to acquire 613,260 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $4.21. In addition, the Company issued to CCG, an investor relations firm, warrants to acquire 37,287 shares of common stock. The warrants have a strike price equal to $4.61. The warrants have terms ranging from four to five years, and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights. The warrant contains a standard antidilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.
As discussed in Note 2 under warrant liabilities, the 613,260 warrants issued to Roth Capital and 37,287 warrants issued to CCG was reclassified as a liability effective July 1, 2009.
These warrants were revalued to $1,681,835 as of September 30, 2009, and the Company recorded a gain of $50,070 for the change of fair value for the three months then ended.
The changes in the fair value of the warrants were as follows:

Amount
Balance, June 30, 2009	$—
Cumulative effect of reclassification of warrants	1,731,905

Balance, July 1, 2009, as adjusted	1,731,905
Change in fair value	(50,070)

Balance, September 30, 2009 (unaudited)	$1,681,835

			Weighted	Average
	Warrants	Warrants	Average	Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life
Balance, June 30, 2007	650,547	—	$4.23	—
Granted	576,425	576,425	5.76	5.00
Forfeited	—	—	—	—

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

			Weighted	Average
	Warrants	Warrants	Average	Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life
Exercised	—	—	—	—

Balance, June 30, 2008	1,226,972	1,226,972	$4.95	5.00
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Balance, September 30, 2009 (Unaudited)	1,226,972	1,226,972	$4.95	3.68

Note 15 — Commitments and contingencies
Construction-in-progress
Construction-in-progress relates to the building and equipment improvement initiative at the Langfang Duoyuan facility. As of September 30, 2009, an estimate of approximately $30 million is required to be further expended in the building and equipment construction project for completion. This project is expected to be completed in September 2010.
Equipment purchase agreement
In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. As of September 30, 2009, $378,696, or 5% of the total commitment, remains outstanding on this agreement.
Litigation
The Company is subject to various legal matters in the ordinary course of business. After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
Note 16 — Subsequent events
On October 16, 2009, the Company’s board of directors approved and adopted the 2009 Omnibus Incentive Plan, reserving 1,750,000 common shares for future issuances thereunder. The purpose of the 2009 Omnibus Incentive Plan is to attract and to encourage the continued employment and services of, and maximum efforts by, the Company’s officers, key employees and other key individuals by offering those persons an opportunity to acquire or increase a direct proprietary interest in the Company’s operations and future success.
On November 6, 2009, the Company completed its initial public offering and in conjunction with the initial public offering, the Company granted 875,000 restricted common shares without payment of consideration to certain employees, including members of the Company’s executive management team, but excluding the chief executive officer and chief financial officer, pursuant to the 2009 Omnibus Incentive Plan. The grant of 875,000 restricted common shares will be a one-time bonus stock award, subject to a six-month cliff-vesting period.
In addition, pursuant to an amended and restated employment agreement with the Company’s chief financial officer, the Company granted him an option to purchase up to 100,000 ordinary shares at the initial offering price. One quarter of these options will vest on October 1, 2010, with the remainder of his options vesting ratably on a monthly basis through October 1, 2013. Each of these grants will result in stock-based compensation expense in accordance with related the governing standards.
The Company has performed an evaluation of subsequent events through November 13, 2009, the date these consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q for the quarter ended September 30, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “predict,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning expectations of us and our directors and officers regarding, among other things, working capital requirements, financing requirements, business prospects, trends affecting us and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report on Form 10-Q or other reports or documents we file with the Securities and Exchange Commission, or the SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We do not ordinarily make projections of our future operating results and undertake no obligation (and expressly disclaim any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by us with the SEC. In addition, the forward-looking statements in this quarterly report on Form 10-Q for the quarter ended September 30, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of us to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.
General Overview
Corporate History
We are a leading offset printing equipment supplier in China, headquartered in Beijing. We design, manufacture and sell offset printing equipment used in the offset printing process. The offset printing process includes the following three stages: (1) “pre-press,” which is the transfer of images to printing plates; (2) “press,” which is the transfer of images from printing plates to another media, such as paper; and (3) “post-press,” which is the last step of the offset printing process that includes cutting, folding, binding, collating and packaging. We manufacture one product under the pre-press product category (a computer-to-plate system, or CTP system) and sixteen products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We plan to begin commercial production and sale of certain post-press products, including cold-set corrugated paper machine, which makes corrugated cardboard paper, by the end of 2010. In addition, we plan to begin commercial production and sale of two other post-press products, namely an automatic booklet maker and automatic paper cutter, for which we have developed prototypes, in 2011. Through our technical innovation and precision engineering, we offer a broad range of quality and durable offset printing equipment at competitive prices. With over 85 distributors in over 65 cities and 28 provinces, we have one of the largest distribution networks for offset printing equipment suppliers in China. We believe our extensive network allows us to be closer to our end-user customers and enables us to be more responsive to local market demand.
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
In November 2009, we completed our initial public offering of 6,455,918 common shares, including 5,500,000 common shares offered by us and 955,918 common shares offered by the selling shareholders, at an initial public offering price of $8.50 per common share. Our shares are listed on the New York Stock Exchange under the symbol “DYP.”

Changes in PRC Tax Regulations
Our Chinese subsidiaries have enjoyed significant tax preferential treatments. These preferential tax treatments were applicable to foreign-invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the Foreign Invested Enterprise Income Tax Law, or FIE Income Tax Law, which was effective until December 31, 2007. The additional tax that would otherwise be payable without such preferential tax treatments totaled $7.9 million for the year ended June 30, 2008 and $4.3 million for the year ended June 30, 2009. The additional tax that would otherwise be payable without such preferential tax treatments totaled $1.0 million for the three months ended September 30, 2009.
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
Revenue by Product Categories
Our revenue is reported net of value-added taxes, or VAT, that are levied on our products. As of September 30, 2009, all of our products were subject to a VAT at a rate of 17% of the gross sales price. We also offer sales rebates as an incentive for large purchase orders. These sales rebates are recorded as a reduction of our revenue.
We derive all of our revenue from the sale of our offset printing equipment to distributors in China. We sell products in the pre-press and press product categories of offset printing equipment with substantially all our revenue being derived from the sale of our press printing equipment. Pre-press printing equipment comprised approximately 2.8% of our revenue and press printing equipment comprised approximately 97.2% of our revenue for the three months ended September 30, 2009, as adjusted for sales rebates. For the three months ended September 30, 2009, within the press product category of printing equipment, we derived 88.2% of our revenue from the sale of our multicolor (small and large format) presses, before adjustment for sales rebates.
Our multicolor (small and large format) presses were our best selling products for the three months ended September 30, 2009. For the three months ended September 30, 2009, our multicolor large format presses accounted for approximately 61.6% of our revenue and our multicolor small format presses accounted for approximately 26.6% of our revenue, before adjustment for sales rebates.
The following table provides a breakdown of our revenue, by product category:

	Three Months Ended September 30
	2008		2009
	$	% of revenue	$	% of revenue
	(dollars in thousands)

Pre-press
Computer-to-plate systems	$821	3.1%	$925	2.8%

Press
Single color small-format	879	3.4%	999	3.0%
Single color large-format	2,599	9.9%	2,459	7.4%
Multicolor small-format	6,812	26.0%	8,852	26.6%
Multicolor large-format	15,851	60.5%	20,525	61.6%
Adjustments	(783)	(2.9%)	(465)	(1.4%)

Total Revenue	$26,179	100.0%	$33,295	100.0%

Sales to distributors in China account for all of our revenue. We use an extensive distribution network to reach a broad end-user customer base. We generally make sales on a purchase order and short-term agreement basis. We do not have long-term volume purchase contracts with any of our distributors. No single distributor accounted for more than 4% of our revenue during the three months ended September 30, 2009.
Adjustments to revenue accounted for 1.4% for the three months ended September 30, 2009, for sales rebates paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets in the prior year. We provide sales rebates, or discounts of 2% to 6%, to distributors who place large purchase orders with us. The greater the dollar amount of the purchase order, the higher the percentage rebate we offer to our distributors. These sales rebates are paid at the end of each calendar year. We intend to continue this incentive program.
Raw Material Costs
Our principal raw materials are steel, iron and electronic components. We produce a substantial majority of our key components in-house at our Hunan Duoyuan facility. We purchase all other raw materials and components from Chinese suppliers. The relatively low operation, labor and raw material costs in China have historically allowed us to decrease our cost of revenue as we increase purchase volumes and make improvements in manufacturing processes. We expect raw material costs to remain relatively unchanged for the remainder of 2009, because of existing supply agreements. However, once global economic conditions improved and our existing supply agreements expire, we expect our raw material costs will increase.
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
Results of Operations
The following table sets forth selected data from our consolidated statements of income for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,
	2008		2009
		% of		% of
	$	revenue	$	revenue
		(dollars in thousands)
Revenues, net	26,179	100.0%	33,295	100.0%
Cost of revenues	12,331	47.1	15,788	47.4

Gross profit	13,848	52.9	17,507	52.6
Research and development expenses	694	2.7	364	1.1
Selling expenses	2,547	9.7	3,157	9.5
General and administrative expenses	932	3.6	1,490	4.5

Income from operations	9,675	36.9	12,496	37.5
Change in fair value of derivative instruments	55	0.2	111	0.3
Other income (expense), net
Non-operating expenses	(1)	0.0	—	—
Interest expense	(212)	(0.8)	(234)	(0.7)
Interest income and other income	34	0.1	31	0.1

Other expense, net	(179)	(0.7)	(203)	(0.6)
Income before provision for income taxes and noncontrolling interest	9,551	36.4	12,404	37.2
Provision for income taxes	927	3.5	2,409	7.2

Net income	8,624	32.9	9,995	30.0
Less: Net income attributable to noncontrolling interest	109	0.4	158	0.5

Net income attributable to Duoyuan Printing, Inc.	8,515	32.5	9,837	29.5
Other comprehensive income
Foreign currency translation gain	256	1.0	183	0.6

Comprehensive income attributable to Duoyuan Printing, Inc.	8,771	33.5%	10,020	30.1%

Comparison of Three Months Ended September 30, 2008 and September 30, 2009
Revenue
Our revenue increased by $7.1 million, or 27.2%, from $26.2 million for the three months ended September 30, 2008 to $33.3 million for the three months ended September 30, 2009, primarily as a result of an increase in the volume of products sold during this period. Revenue for our pre-press printing equipment increased by $0.1 million, or 12.7%, from $0.8 million for the three months ended September 30, 2008 to $0.9 million for the three months ended September 30, 2009. In addition, revenue for our press printing equipment for the three months ended September 30, 2009 increased by $6.7 million, or 25.6%, when compared to the three months ended September 30, 2008. This increase in revenue was mainly attributable to an increase in the volume of our multicolor presses sold during this period.
Pre-press Printing Equipment
CTP system. Revenue of our CTP system increased by $0.1 million, or 12.7%, from $0.8 million for the three months ended September 30, 2008 to $0.9 million for the three months ended September 30, 2009. The increase in revenue for our CTP system was a direct result of our increased marketing activities. During the three months ended September 30, 2009, we promoted our CTP system through ten exhibitions and trade shows compared to eight exhibitions and trade shows during the 4 months ended September 30, 2008.

Press Printing Equipment
Revenue from the sale of our press printing equipment increased by $6.7 million, or 25.6%, from $26.1 million during the three months ended September 30, 2008 to $32.8 million for the three months ended September 30, 2009, before adjustment for sales rebates. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.
Single color small format press. Revenue for our single color small format presses increased by $0.1 million, or 13.6%, from $0.9 million during the three months ended September 30, 2008 to $1.0 million during the three months ended September 30, 2009, before adjustment for sales rebates. Overall, we sold more number of single color small format presses during the three months ended September 30, 2009 when compared to the three months ended September 20, 2008 as we increased promotion of our new single color small format press, Model DY56T, which was introduced in April 2009. However, the increase from the sale of this new model was offset by the decrease in sale of our other single color small format presses due to increase in competition.
Single color large format press. Revenue for our single color large format presses decreased by $0.1 million, or 5.4%, from $2.6 million during the three months ended September 30, 2008 to $2.5 million during the three months ended September 30, 2009, before adjustment for sales rebates. Although overall we sold more single color large format presses in terms of number of units, our revenue decreased because we sold more units with lower sales price during the three months ended September 30, 2009 when compared to the three months ended September 30, 2008.
Multicolor small format press. Revenue for our multicolor small format presses increased by $2.0 million, or 30.0%, from $6.8 million during the three months ended September 30, 2008 to $8.8 million during the three months ended September 30, 2009, before adjustment for sales rebates. We believe the increased demand for our multicolor small format press was partially a result of our increased marketing activities. We promoted our multicolor small format press through nine additional exhibitions and trade shows during the three months ended September 30, 2009 when compared to three months ended September 30, 2008. Specifically, we increased promotion of model DY456, mostly used by commercial printers that print books, magazines, corporate brochures, product catalogues, labels and small packages. Furthermore, we introduced a new model, DY552, in September 2009 which generated additional revenue of $1.5 million for us.
Multicolor large format press. Revenue for our multicolor large format presses increased by $4.7 million, or 29.5%, from $15.9 million during the three months ended September 30, 2008 to $20.5 million during the three months ended September 30, 2009, before adjustment for sales rebates. We believe the increased demand for our multicolor large format presses was partially a result of our increased marketing activities. In the three months ended September 30, 2009, we participated in 26 exhibitions and trade shows, an increase of 14 exhibitions and trade shows when compared with the three months ended September 30, 2008. We increased the sale of our new multicolor large format presses, model DY474II and model PZ-4660AL, which were introduced in November 2008 and February 2009, respectively. We increased the promotion of these new models through exhibitions and trade shows. Also, demand for these products increased as the end-user customers became more familiar with its functionality. The overall increase in revenue from these two models was $10.6 million. Revenue from the sale of these models was offset by the decrease in revenue from the sale of our existing models, DY474 and PZ-4660.

Cost of Revenue
Our cost of revenue can vary significantly from quarter to quarter, but generally it is in proportion of number of products we sell in any given quarter. We typically incur higher costs in the first and second quarters of each fiscal year primarily due to the increase in the volume of our products sold.
Our cost of revenue increased by $3.5 million, or 28.0%, from $12.3 million for the three months ended September 30, 2008 to $15.8 million for the three months ended September 30, 2009. This increase was primarily due to an increase in the volume of our products sold during this period, particularly sales of our multicolor presses. This increase in sales contributed to the increase in consumption of raw materials and components across our pre-press and press product categories as our revenue increased by 27.2% from the three months ended September 30, 2009 to the three months ended September 30, 2008. As a percentage of revenue, our cost of revenue increased 0.3% from 47.1% for the three months ended September 30, 2008 to 47.4% for the three months ended September 30, 2009. The increase was mainly due to the increase in our depreciation expense as we have invested substantial amount of capital expenditures in the prior years.
Gross Profit
As a result of the factors above, our gross profit increased by $3.7 million, or 26.4%, from $13.8 million for the three months ended September 30, 2008 to $17.5 million for the three months ended September 30, 2009. However, our gross profit margins decreased 0.3% from 52.9% for the three months ended September 30, 2008 to 52.6% for the three months ended September 30, 2009. The decrease in our gross profit margins during this period was due to the increase in our depreciation expense as we have expended substantial amounts of capital expenditures in the prior years.
Selling Expenses
Our selling expenses increased by $0.7 million, or 23.9%, from $2.5 million for the three months ended September 30, 2008 to $3.2 million for the three months ended September 30, 2009. This increase was primarily due to an increase in salary expense to our sales professionals and an increase in advertising costs.
As a percentage of revenue, our selling expenses decreased 0.2% from 9.7% for the three months ended September 30, 2008 to 9.5% for the three months ended September 30, 2009. This decrease was mainly due to our increased sales volume, which created economies of scale, reducing our per unit selling expenses.
General and Administrative Expenses
General and administrative expenses increased by $0.6 million, or 59.9%, from $0.9 million for the three months ended September 30, 2008 to $1.5 million for the three months ended September 30, 2009. This increase was mainly due to increases in professional fees, bad debt reserve and real estate taxes. Our professional fees increased mainly due to engagement of an outside consultant for our Sarbanes & Oxley (SOX) Section 404 compliance. We have also incurred legal fees related to the proxy for our annual shareholders’ meeting. We also increased our reserve for bad debts as our accounts receivable balance has increased.
As a percentage of revenue, general and administrative expenses increased 0.9% from 3.6% for the three months ended September 30, 2008 to 4.5% for the three months ended September 30, 2009.
Research and Development Expenses
Our research and development expenses decreased by $0.3 million, or 47.6%, from $0.7 million for the three months ended September 30, 2008 to $0.4 million for the three months ended September 30, 2009. For the three months ended September 30, 2009, our research and development efforts were mainly focused on developing plans for future new products as well as improving existing press products. For the three months ended September 30, 2008, we spent additional funds for material costs related to the development of three new press products.
As a percentage of revenue, research and development expenses decreased 1.6% from 2.7% for the three months ended September 30, 2008 to 1.1% for the three months ended September 30, 2009.
Income from Operations
Our income from operations increased by $2.8 million, or 29.1%, from $9.7 million for the three months ended September 30, 2008 to $12.5 million for the three months ended September 30, 2009.

The increase was mainly due to the increased multicolor press sales, which generated higher revenue for us.
Other Income (Expenses)
Our other expenses stayed constant at $0.2 million for the three months ended September 30, 2008 and for the three months ended September 30, 2009. We had interest expense of $0.2 million from our short-term borrowing during the three months ended September 30, 2009.
Noncontrolling Interest
Our noncontrolling interest increased by $0.05 million, or 45.0%, from $0.11 million for the three months ended September 30, 2008 to $0.16 million for the three months ended September 30, 2009. The increase in noncontrolling interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.
Provision for Income Taxes
Our provision for income taxes increased by $1.5 million, or 159.9%, from $0.9 million for the three months ended September 30, 2008 to $2.4 million for the three months ended September 30, 2009. This increase was primarily due to the increase in our revenue by 27.2% over the same period and the increase in income tax rate for Duoyuan China. The income tax rate for Duoyuan China in 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China increased to 25.0% as a result of the expiration of preferential tax treatments granted to Duoyuan China in prior years. Our effective tax rates were 9.7% for the three months ended September 30, 2008 and 19.4% for the three months ended September 30, 2009.
Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to January 1, 2008 was 16.5% and the income tax rate for Duoyuan China from January 1, 2008 to December 31, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China increased to 25.0%. Langfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25.0%. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempt through 2009.
Net Income
As a result of the foregoing, our net income attributable to Duoyuan Printing, Inc. increased by $1.3 million, or 15.5%, from $8.5 million for the three months ended September 30, 2008 to $9.8 million for the three months ended September 30, 2009. As a percentage of revenue, our net income attributable to Duoyuan Printing, Inc. decreased 3.0% from 32.5% for the three months ended September 30, 2008 to 29.5% for the three months ended September 30, 2009.
Liquidity and Capital Resources
As of September 30, 2009, we had cash and cash equivalents of $42.4 million. As of September 30, 2009, we had accounts receivable of $39.4 million and inventories of $23.9 million. Our working capital was approximately $85.8 million with a current ratio of 5.23 to 1 and our equity was $135.0 million, as of September 30, 2009. We relied primarily on cash flow from operating activities and our bank loans for our capital requirements for the three months ended September 30, 2009. We believe that cash flow from operating activities and our bank loans will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.
Sources and Uses of Cash
The following table sets forth cash flow data for the periods indicated:

	Three Months Ended September 30,
	2008	2009
	(dollars in thousands)
Net cash provided by operating activities	$10,993	$11,738
Net cash used in investing activities	$(9,130)	$(464)
Net cash provided by financing activities	$2,928	$—
Net cash provided by operating activities. Net cash provided by operating activities increased by $0.7 million, or 6.8%, from $11.0 million for the three months ended September 30, 2008 to $11.7 million for the three months ended September 30, 2009. The increase in operating cash flow was mainly due to $9.8 million in net income during this period, decrease in inventory of $2.0 million and increase in taxes payable of $2.4 million. This increase was offset by a $2.3 million increase in accounts receivable. The decrease in inventory was mainly due to use of existing raw materials and finished goods to meet our increased sales demand. Our VAT taxes payable increased mainly due to the increased collection of VAT taxes from our increased sale of multicolor (small and large format) presses. The accounts receivable increased mainly due to our increased sales, especially increased sale of our multicolor large format press.

Net cash used in investing activities. Net cash used in investing activities decreased by $8.6 million, or 94.9%, from $9.1 million for the three months ended September 30, 2008 to $0.5 million for the three months ended September 30, 2009. The main uses of our cash in investing included prepayment of $0.3 million for a testing equipment for our press products as well as $0.2 million for purchase of vehicles for our increased sales and marketing activities including meetings with our distributors as well as participation in exhibits and trade shows.
In connection with our entry into the cold-set corrugated paper machine business and efforts to upgrade our existing facilities, we expect to increase net cash used in investing activities. We plan to build a new factory in Langfang to manufacture cold-set corrugated paper machine. In addition, we plan to expend additional capital expenditure during the remainder of 2010 for improvement of our manufacturing facility in our Hunan Duoyuan facility. We plan to improve our foundry and our surface treatment workshop to improve our manufacturing efficiencies.
Net cash provided by financing activities. Net cash provided by financing activities decreased by $2.9 million, or 100.0%, from $2.9 million for the three months ended September 30, 2009 to nil for the three months ended September 30, 2009. On a net basis, we did not borrow any additional funds during this period.
As of September 30, 2009, the maturities for our bank loans were as follows:

	September 30, 2009
	(Unaudited)	June 30, 2009

Loan from Bank of Agriculture, due March 12, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	$1,467,000	$1,465,000
Loan from Bank of Agriculture, due July 2, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000
Loan from Bank of Agriculture, due July 9, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000
Loan from Bank of Agriculture, due July 16, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	4,107,600	4,102,000
Loan from Bank of Agriculture, due July 23, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Total	$14,376,600	$14,357,000

As of September 30, 2009, we had five short-term loans in the aggregate amount of $14.4 million pursuant to our line of credit with Bank of Agriculture, Chongwen branch, in China. Each loan has an expiration date of no longer than one year. Total amount of loan of $14.4 million has an interest rate of 5.841%. Interest on our loans is accrued quarterly. The loans outstanding as of September 30, 2009 are secured by our plant and land use rights for our Hunan facility. We plan to either repay the debt as it matures or refinance the debt. These loans were made under our RMB100.0 million ($14.6 million) revolving credit line. We are allowed to refinance these loans by entering into new short-term loan agreements.

Banks in China are subject to national banking regulations and may withdraw the credit line if regulations change. If the bank were to withdraw our credit line, we would use cash on hand or external financing to repay amounts outstanding. We provide our financial information as well as other documentation required by the bank on a quarterly basis. We have not had any indication from the bank that it intends to not renew the short-term loan agreements. We are continually monitoring our relationship with the Bank of Agriculture in light of the challenging global financial conditions.
Capital Expenditures
Our capital expenditures for the three months ended September 30, 2009 were $0.5 million. Our capital expenditures for the three months ended September 30, 2009 were used primarily for prepayment for a testing equipment for our press products as well as purchase of vehicles for our increased sales and marketing. Our current planned capital expenditures are in connection with the launch of the proposed cold-set corrugated paper machine business. We plan to build a new factory in Langfang Duoyuan to manufacture cold-set corrugated paper machine. In addition, we plan to expend additional capital expenditure during the remainder of 2010 for improvement of our manufacturing facility in our Hunan Duoyuan facility. We plan to improve our foundry and our surface treatment workshop to improve our manufacturing efficiencies.
Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support research and development efforts, the expansion of manufacturing and sales activities and the introduction of new products. As we have in connection with our anticipated launch of our cold-set corrugated paper machine, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which may require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our shareholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and additional financing, if required, may be unavailable in amounts or on terms acceptable to us, if at all.
Off-Balance Sheet Arrangements
We have not entered into any off-balance sheet arrangements.
Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of September 30, 2009. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

				3-5
Obligations	Total	Less than 1 Year	1-3 Years	Years	More than 5 Years
	(in thousands)

Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$193	$159	$34	$—	$—
Purchase Obligations	$379	$379	$—	$—	$—
Repayment Obligations under Line of Credit	$14,377	$14,377	$—	$—	$—
Total	$14,949	$14,915	$34	$—	$—

We have an office lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. The lease commenced on July 1, 2008 and will expire on December 31, 2009. The remaining rent commitment was $0.04 million as of September 30, 2009. In addition, we lease sales offices in sixteen Chinese provinces, with the latest lease to expire on December 2010. The remaining rent commitment was $0.15 million as of September 30, 2009.
In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. and agreed to pay the remaining 40% upon completion. As of September 30, 2009, $0.4 million, or 5% of the total commitment, remains on this agreement.
We plan to finance our contractual obligations with cash from our operations and from our short term borrowing.
Other than the contractual obligations set forth and described above, we do not have any other operating lease obligations, purchase obligations, or repayment obligations under line of credit.
Critical Accounting Policies

Our critical accounting principles remain consistent with those reported in our annual report on Form 10-K for the year ended June 30, 2009, as filed with the SEC and as amended.
Recently Issued Accounting Pronouncements
See Note 2 to our Notes to Consolidated Financial Statements September 30, 2009 (Unaudited) for discussion of recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Foreign Currency Exchange Rate Risk
Although we maintain our books and records in Renminbi, the functional currency of the PRC, we use the U.S. dollar as the reporting currency of our financial statements. The exchange rate between the U.S. dollar and the Renminbi is subject to the foreign exchange quotation publicized by the People’s Bank of China daily. Results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate as quoted by the People’s Bank of China at the end of the period and equity is translated at historical exchange rates.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three months ended September 30, 2009.
Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the U.S. dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. Under the current policy in effect in China today, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China in currently under significant international pressure to liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. The exchange rate of the Renminbi as of September 30, 2009 was RMB6.82 to $1.00 USD. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in the Risk Factors section in Item 1A of Part II of this quarterly report on Form 10-Q.
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
At September 30, 2009, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $23.5 million (including our non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $2.4 million at September 30, 2009. We have not entered into any foreign currency instruments for trading purposes at September 30, 2009.
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

Interest Rate Risk
We are exposed to interest rate risk due primarily to our short-term loans. Although the interest rates on our short-term loans are fixed during their respective terms, the terms are typically 12 months or less and interest rates are subject to change upon renewal. The interest rates on our short-term loans are determined by reference to the benchmark interest rates set by the People’s Bank of China. Any change in the People’s Bank of China’s benchmark interest rate will result in a change in our interest expenses.
As of September 30, 2009, our short-term loans with exposure to interest rate risk had an aggregate fair value of approximately $14.4 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.4 million at September 30, 2009. We have not hedged our exposure to interest rate risk and have not entered into any interest rate sensitive instruments for trading purposes at September 30, 2009. We monitor interest rate in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.
Item 4. Controls and Procedures
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
As of September 30, 2009, the end of the quarter covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2009.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, which is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
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
Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”
During its assessment of the effectiveness of internal control over financial reporting as of September 30, 2009, our management identified a material weakness related to the following:

Lack of Internal Audit Function — Although we maintain an internal audit department, the scope and effectiveness goal of the internal audit function have not been identified. Due to this weakness, we may be ineffective in the timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.

In light of the foregoing, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2009. Our ineffective internal control over financial reporting could result in material misstatements in our annual or interim financial statements that would not be prevented or detected. However, nothing has come to the attention of our management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of September 30, 2009. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Securities and Exchange Commission.

Our management has identified the steps necessary to address the material weakness described above as follows:

Our internal auditors are responsible for auditing our key financial areas, including sales (including rebates), cost of sales, accounts receivable, payables and expenses, inventory and other material accounts. They are also responsible for detecting any internal control deficiencies. We are still in the process of identifying various internal audit requirements and also in the process of implementing the necessary audit procedures to fulfill those requirements. In addition, we have engaged an outside consultant to assist us in setting up internal audit processes to identify internal control weaknesses, testing our internal controls and remedying any deficiencies. The outside consultant will also advise us in becoming compliant with Sarbanes Oxley Act Section 404 requirements.

We believe that the foregoing step will help to remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except those disclosed above.
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
Item 1A. Risk Factors
Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended June 30, 2009, as amended, describes some of the risks and uncertainties associated with our business. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. The risk factors set forth below have been updated from those previously disclosed in the “Risk Factors” section of our Annual Report on Form 10-K, as amended, with more current information. Investment in our common shares involves risk. You should carefully consider the risks we describe below before deciding to invest. The market price of our common shares could decline due to any of these risks, in which case you could lose all or part of your investment. In assessing these risks, you should also refer to the other information included in this quarterly report on Form 10-Q, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of the risks discussed below and any others that are not presently foreseeable to us. This discussion contains forward-looking statements.

Risks Related to Our Business

We face risks and difficulties due to our recent growth, and may be unable to sustain our recent profitability and growth rates.

Our revenue grew from $67.8 million for the year ended June 30, 2007 to $89.6 million for the year ended June 30, 2008 and to $106.6 million for the year ended June 30, 2009. Our revenue increased by $7.1 million, or 27.2%, from $26.2 million for the three months ended September 30, 2008 to $33.3 million for the three months ended September 30, 2009. We will continue to encounter risks and difficulties in connection with our significant growth, including our potential failure to:

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

For fiscal 2007, 2008 and 2009, purchases from our largest supplier accounted for 9.5%, 8.8% and 10.7% of our total raw materials and components purchases, respectively. For the same periods, our ten largest suppliers combined accounted for 54.6%, 55.7% and 57.4% of our total raw materials and components purchases, respectively. For the three months ended September 30, 2009, purchases from our largest supplier and from our ten largest suppliers accounted for 9.0% and 61.1% of our total raw materials and component purchases, respectively. If any supplier is unwilling or unable to provide us with raw materials and components in the required quantities and at acceptable costs and quality, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our end-user customers, which could impact our ability to purchase raw materials and components.

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

Risk Related to Doing Business in China

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

Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of September 30, 2009, we had statutory reserves of $10.5 million and total shareholders’ equity of $135.0 million. As a result of these Chinese laws and regulations, each of our Chinese subsidiaries is restricted in its ability to transfer a portion of its net assets to us, including in the form of dividends, loans or advances. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.
We may be exposed to monetary fines by the local housing authority and claims from our employees in connection with Hunan Duoyuan’s non-compliance with regulations with respect to contribution of housing provident funds for employees.
According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must be at least 5% of each employee’s average monthly income in the previous year. Our subsidiaries in the PRC, other than Hunan Duoyuan, have complied with the housing provident funds regulations. Hunan Duoyuan has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately RMB 2.2 million. Under local regulations on collection of housing provident funds in Shaoyang City where Hunan Duoyuan is located, the local housing authority may require Hunan Duoyuan to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If Hunan Duoyuan fails to do so within the specified time period, the local housing authority may impose a monetary fine of RMB 10,000 to RMB 50,000 on it and may also apply to the local people’s court for enforcement. Hunan Duoyuan employees may also be entitled to claim payment of such funds individually. So far, we have not received any notice from the local housing authority or any claim from our current and former employees regarding Hunan Duoyuan’s non-compliance with the regulations. If any of the foregoing happens, our reputation, financial condition and results of operations could be materially and adversely affected.
Risks Associated with Our Common Shares

We have the right to issue additional common shares and preferred shares without the consent of our shareholders. This would have the effect of diluting our shareholders’ ownership in us and could decrease the value of our shares.

As of the date of this report, we have 100,000,000 shares authorized for issuance, of which 30,500,050 common shares are issued and outstanding, with 69,499,950 authorized common shares available for issuance for any purpose without shareholder approval. The issuance of additional shares would dilute shareholders’ percentage ownership of us. We have outstanding warrants to acquire 1,226,972 common shares.

In addition, our articles of incorporation authorize the issuance of preferred shares, the rights, preferences, designations and limitations of which may be set by our board of directors. While no preferred shares are currently outstanding, our articles of incorporation authorize the issuance of up to 1,000,000 preferred shares at the discretion of our board of directors. Preferred shares may be issued upon the filing of amended articles of incorporation and the payment of required fees, requiring no further shareholder action. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by our board of directors and could operate to the disadvantage of our outstanding common shares. These terms could include, among others, preferences as to dividends and distributions on liquidation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters To a Vote of Security Holders.
None.
Item 5. Other Information.
In November 2009, we completed our initial public offering of 6,455,918 common shares, including 5,500,000 common shares offered by us and 955,918 common shares offered by the selling shareholders, at an initial public offering price of $8.50 per common share. Our shares are listed on the New York Stock Exchange under the symbol “DYP.”

Item 6. Exhibits
Index To Exhibits
2.1	Equity Transfer Agreement dated August 31, 2006 between Asian Financial, Inc. and Duoyuan Investments Limited (Incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (File No.000-27129) filed with the Securities and Exchange Commission on September 6, 2006).

3.1	Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161813) filed with the Securities and Exchange Commission on October 16, 2009).

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161813) filed with the Securities and Exchange Commission on October 16, 2009).

4.1	Securities Purchase Agreement, dated October 24, 2006, between the Company and certain Investors identified therein (Incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 5, 2007).

4.2	Amendment to Securities Purchase Agreement, dated November 28, 2007, between the Company and certain Investors identified therein (Incorporated by reference to Exhibit 4.4 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.3	Registration Rights Agreement, dated October 24, 2006, between the Company and certain Investors identified therein (Incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 25, 2006).

4.4	Warrant issued to Roth Capital Partners, LLC, dated November 2, 2006 (Incorporated by reference to Exhibit 4.2 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.5	Form of Warrant, dated December 31, 2007, issued to certain investors party to the Securities Purchase Agreement dated October 24, 2006 (filed as exhibit 4.1 hereto) in satisfaction of related party penalties in relation thereto (Incorporated by reference to Exhibit 4.3 to Amendment No. 4 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on February 11, 2008).

4.6	Form of Certificate representing the common share, par value $0.001, of the Company (Incorporated by reference to Exhibit 4.5 to Annual Report on Form 10-K (File No. 000-27129) filed with the Securities and Exchange Commission on September 26, 2008).

4.7	Waiver Agreement, dated as of November 18, 2008, among the Company and the Investors (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on November 19, 2008).

4.8	Investor Warrants Proposal Letter, dated September 19, 2007 (Incorporated by reference to Exhibit 4.8 to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

4.9	Form of Investor Warrants Proposal Supplemental Letter, dated October 26, 2007 (Incorporated by reference to Exhibit 4.9 to Amendment No. 9 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on July 10, 2009).

4.10	Waiver Agreement, dated as of August 24, 2009, among the Company and the Investors (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on August 31, 2009).

10.1	Employment Agreement, dated as of August 26, 2009, between the Company and Christopher Patrick Holbert (Incorporated by reference to Amendment No. 10 to Registration Statement on Form S-1 (File No. 333-141507) filed with the Securities and Exchange Commission on September 4, 2009).

10.2	English Translation of Loan Agreement, dated July 3, 2009, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161813) filed with the Securities and Exchange Commission on September 29, 2009).

10.3	English Translation of Loan Agreement, dated July 10, 2009, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161813) filed with the Securities and Exchange Commission on September 29, 2009).

10.4	English Translation of Loan Agreement, dated July 17, 2009, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161813) filed with the Securities and Exchange Commission on September 29, 2009).

10.5	English Translation of Loan Agreement, dated July 24, 2009, between Duoyuan Digital Press Technology Industries (China) Co. Ltd. and Agricultural Bank of China (Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-1 (File No. 333-161813) filed with the Securities and Exchange Commission on September 29, 2009).

10.6±	Duoyuan Printing, Inc. 2009 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.33 to Amendment No. 3 to Registration Statement on Form S-1 (File No. 333-161813) filed with the Securities and Exchange Commission on October 16, 2009).

10.7±	Form of Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.8±	Form of Non-Qualified Stock Option Agreement (non-Directors) (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.9±	Form of Non-Qualified Stock Option Agreement (Directors) (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.10±	Form of Restricted Stock Agreement (non-Directors) (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.11±	Form of Restricted Stock Agreement (Directors) (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.12±	Form of Restricted Stock Unit Agreement (non-Directors) (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.13±	Form of Restricted Stock Unit Agreement (Directors) (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.14±	Form of Unrestricted Stock Agreement (non-Directors) (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

10.15±	Form of Unrestricted Stock Agreement (Directors) (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K (File No. 000-27129) filed with the Securities and Exchange Commission on October 22, 2009).

31.1*	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.

99.1	Press Release of Registrant dated November 6, 2009 (Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K (File No. 001-34520) filed with the Securities and Exchange Commission on November 6, 2009).

*	Filed herewith.

±	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUOYUAN PRINTING, INC. (Registrant)
Date: November 16, 2009	By:	/s/ Christopher P. Holbert
Christopher P. Holbert
Chief Executive Officer

Date: November 16, 2009	By:	/s/ William D. Suh
William D. Suh
Chief Financial Officer