Form 10-Q
period 2009-12-31
DUOYUAN PRINTING, INC.
filed 2010-02-11
CIK 1086142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 8, 2010, the Company had 30,563,217 shares of common stock, par value $0.001 per share, issued and outstanding.

DUOYUAN PRINTING, INC.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND JUNE 30, 2009

	December 31,	June 30,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$96,743,881	$31,044,070
Accounts receivable, net of allowance for doubtful accounts of $1,612,406 and $1,401,689 as of December 31, 2009 and June 30, 2009, respectively	43,668,616	37,259,616
Inventories	25,150,892	25,883,242
Other current assets	570,703	26,912

Total current assets	166,134,092	94,213,840

PLANT AND EQUIPMENT, net	41,826,421	43,123,153

OTHER ASSETS:
Intangible assets, net	3,904,742	3,939,476
Advances on equipment purchases	7,284,609	7,274,677

Total other assets	11,189,351	11,214,153

Total assets	$219,149,864	$148,551,146

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Lines of credit	$14,376,600	$14,357,000
Accounts payable	1,292,853	756,116
Accrued liabilities	3,017,033	2,251,419
Taxes payable	4,821,371	1,512,727

Total current liabilities	23,507,857	18,877,262

Derivative instrument liabilities	5,136,268	1,180,477

Total Liabilities	28,644,125	20,057,739

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2009 and June 30, 2009	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 30,563,217 shares issued and outstanding as of December 31, 2009 and 25,000,050 shares issued and outstanding as of June 30, 2009	30,563	25,000
Additional paid-in capital	70,272,694	27,263,040
Statutory reserves	11,179,137	9,428,573
Retained earnings	95,903,555	79,226,497
Accumulated other comprehensive income	10,973,612	10,788,585

Total Duoyuan Printing, Inc. shareholders’ equity	188,359,561	126,731,695

NONCONTROLLING INTEREST	2,146,178	1,761,712

Total equity	190,505,739	128,493,407

Total liabilities and equity	$219,149,864	$148,551,146

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008, AND 2009
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES, net	$42,408,047	$36,837,283	$75,702,970	$63,016,714
COST OF REVENUES	19,564,713	16,609,073	35,353,104	28,939,825

GROSS PROFIT	22,843,334	20,228,210	40,349,866	34,076,889
RESEARCH AND DEVELOPMENT EXPENSES	628,674	490,084	992,833	1,184,601
SELLING EXPENSES	3,908,445	2,952,037	7,064,821	5,498,952
GENERAL AND ADMINISTRATIVE EXPENSES	3,628,448	1,344,637	5,118,646	2,276,335

INCOME FROM OPERATIONS	14,677,767	15,441,452	27,173,566	25,117,001
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS	(3,344,611)	108,669	(3,233,996)	164,076
OTHER INCOME (EXPENSE), net
Non-operating expenses	—	(956,936)	—	(956,936)
Interest expense	(211,737)	(213,664)	(446,126)	(426,739)
Interest income and other income	40,280	35,708	71,927	69,187

Other expense, net	(171,457)	(1,134,892)	(374,199)	(1,314,488)
INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	11,161,699	14,415,229	23,565,371	23,966,589
PROVISION FOR INCOME TAXES	2,849,832	1,604,339	5,258,478	2,531,130

NET INCOME	8,311,867	12,810,890	18,306,893	21,435,459
Less: Net income attributable to noncontrolling interest	223,951	168,986	381,904	278,723

NET INCOME ATTRIBUTABLE TO DUOYUAN PRINTING, INC.	8,087,916	12,641,904	17,924,989	21,156,736
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,810	308,470	185,027	564,737

COMPREHENSIVE INCOME ATTRIBUTABLE TO DUOYUAN PRINTING, INC.	$8,089,726	$12,950,374	$18,110,016	$21,721,473

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	28,367,934	25,000,050	26,683,992	25,000,050

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	29,202,495	25,000,050	27,101,273	25,000,050

BASIC EARNING PER SHARE	$0.29	$0.51	$0.67	$0.85

DILUTED EARNING PER SHARE	$0.28	$0.51	$0.66	$0.85

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Common Stock		Additional paid-in capital	Retained earnings		Accumulated other comprehensive income
	Number of shares	Amount		Statutory reserves	Unrestricted		Noncontrolling Interest	Total
BALANCE, June 30, 2008	25,000,050	$25,000	$27,263,040	$6,000,090	$50,058,176	$10,460,031	$1,292,843	$95,099,180
Net income					21,156,736		278,723	21,435,459
Adjustment to statutory reserves				3,558,242	(3,558,242)			—
Foreign currency translation adjustments						564,737	7,603	572,340

BALANCE, December 31, 2008 (Unaudited)	25,000,050	$25,000	$27,263,040	$9,558,332	$67,656,670	$11,024,768	$1,579,169	$117,106,979
Net income					11,440,068		184,830	11,624,898
Adjustment to statutory reserves				(129,759)	129,759			—
Foreign currency translation adjustments						(236,183)	(2,287)	(238,470)

BALANCE, June 30, 2009	25,000,050	$25,000	$27,263,040	$9,428,573	$79,226,497	$10,788,585	$1,761,712	$128,493,407
Cumulative effect of reclassification of warrants			(2,234,538)		502,633			(1,731,905)

BALANCE, July 1, 2009, as adjusted	25,000,050	$25,000	$25,028,502	$9,428,573	$79,729,130	$10,788,585	$1,761,712	$126,761,502

Issuance of common shares in connection with Initial Public Offering, net of offering costs	5,500,000	5,500	41,910,036					41,915,536
Stock-based compensation			2,324,109					2,324,109
Issuance of common shares in connection with cashless exercise of warrants	63,167	63	1,010,047					1,010,110
Net income					17,924,989		81,904	18,306,893
Adjustment to statutory reserves				1,750,564	(1,750,564)			—
Foreign currency translation adjustments						185,027	2,562	187,589

BALANCE, December 31, 2009 (Unaudited)	30,563,217	$30,563	$70,272,694	$11,179,137	$95,903,555	$10,973,612	$2,146,178	$190,505,739

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(UNAUDITED)

	Six Months Ended
	December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,924,989	$21,156,736
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Noncontrolling interest	381,904	278,723
Depreciation	1,819,403	1,345,191
Amortization	40,096	40,038
Bad debt expense	208,718	—
Change in fair value of derivative instruments	3,233,996	(164,076)
Stock-based compensation	2,324,109	—
Changes in operating assets and liabilities:
Accounts receivable	(6,564,254)	(3,241,285)
Inventories	768,133	(1,391,945)
Other current assets	(543,538)	657,362
Accounts payable	535,485	(103,601)
Accrued liabilities	763,620	431,899
Taxes payable	3,305,225	1,596,550

Net cash provided by operating activities	24,197,886	20,605,592

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(464,353)	(1,408,404)
Advances on equipment purchases	—	(9,865,535)
Payments for construction-in-progress	—	(172,302)

Net cash used in investing activities	(464,353)	(11,446,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lines of credit	12,900,800	12,885,840
Payments for lines of credit	(12,900,800)	(9,957,240)
Proceeds from Initial Public Offering, net of offering costs	41,915,536	—

Net cash provided by financing activities	41,915,536	2,928,600

EFFECT OF EXCHANGE RATE CHANGES ON CASH	50,742	113,511

INCREASE IN CASH	65,699,811	12,201,462

CASH, beginning of period	31,044,070	14,199,700

CASH, end of period	$96,743,881	$26,401,162

DUOYUAN PRINTING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
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
The Company is an offset printing equipment supplier headquartered in Beijing, People’s Republic of China (“PRC”). Through the principal operating subsidiaries in the PRC, the Company manufactures one product under the pre-press product category (a CTP system) and many products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses).
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
On November 6, 2009, the Company completed an initial public offering (“IPO”) of 5,500,000 common shares at a price of $8.50 per share. This represented 18.0% of the 30,563,217 total outstanding shares at December 31, 2009. The net proceeds from the IPO, after deducting a total of $4,834,464 of underwriting discounts, commissions and offering expenses, totaled $41,915,536.
Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”) was originally established and wholly-owned by Duoyuan Industries (Holding) Inc. (“Duoyuan Industries”), a British Virgin Islands company. In September 2002, Duoyuan Industries entered into an Equity Transfer Agreement with Duoyuan BVI, whereby Duoyuan BVI acquired 100% of the equity in Duoyuan China from Duoyuan Industries. Mr. Wenhua Guo is the sole shareholder of Duoyuan Industries. Duoyuan China was incorporated in the PRC in 2001 with the registered capital of $6,000,000. Subsequently, Duoyuan China increased its registered capital to $19,000,000. As of June 30, 2007, $18,000,000 was contributed to Duoyuan China from the Company, and the remaining $1,000,000 was received in July and August 2007. The capital was raised through a private placement to accredited investors (see Note 15). On August 21, 2007, Duoyuan China received its business license requiring $25,000,000 registered capital. As of December 31, 2009, Duoyuan China owns 95.0% of Langfang Duoyuan Digital Technology Co., Ltd. and 88.0% of Hunan Duoyuan Printing Machinery Co., Ltd.
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
Note 2 — Summary of significant accounting policies
The reporting entity and principles of consolidation
The consolidated financial statements of Duoyuan Printing, Inc. and subsidiaries (“the Company”) reflect the activities of Duoyuan Printing and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and have been consistently applied.
While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with information included in the 2009 annual report filed on Form 10-K.
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
Translation adjustments amounted to $10,973,612 and $10,788,585 as of December 31, 2009 and June 30, 2009, respectively. Asset and liability accounts at December 31, 2009 were translated at RMB6.82 to $1.00, as compared to RMB6.83 to $1.00 at June 30, 2009. The average translation rates applied to the consolidated statements of income for the six months ended December 31, 2009 and 2008 were RMB6.82 to $1.00 and RMB6.83 to $1.00, respectively.
Cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations for the periods presented. There were no material transaction gains or losses for the six months ended December 31, 2009 and 2008.
Comprehensive income
Financial Accounting Standards Board’s (“FASB”) accounting standard regarding comprehensive income establishes requirements for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in financial statements that are displayed with the same prominence as other financial statements. The accompanying consolidated financial statements include the provisions of this accounting standard.
Revenue recognition
The Company follows the accounting standard regarding revenue recognition which specifies that revenue should be realized or realizable and earned when four criteria are met:
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
The Company sells its products solely to its distributors. Master distribution agreements are signed with each distributor. The agreements list all terms and conditions with the exception of delivery, price and quantity terms, which are evidenced separately in purchase orders. Title transfers when products are shipped. There are no instances where receivables from distributors are not due and payable until goods purchased from the Company are sold by the distributors. The Company does not sell products to distributors on a consignment basis. Its distributors have a right of return within one month after shipping only if the Company’s products exhibit any manufacturing defects and it cannot be repaired. The Company had no returns during the six months ended December 31, 2009 and 2008, and the Company did not provide for any allowance for sales returns.
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
For the three and six months ended December 31, 2009 and 2008, the aggregate amount of the aforementioned markdowns, price concessions, warranty costs, and sales rebates were immaterial to the consolidated financial statements taken as a whole for each of those periods.
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
The following represents the changes of allowance for doubtful accounts:

	December 31, 2009
	(Unaudited)	June 30, 2009
Balance, beginning of period	$1,401,689	$1,178,328
Provision for bad debts	208,718	218,516
Foreign currency translation adjustments	1,999	4,845

Balance, end of period	$1,612,406	$1,401,689

Inventories
Inventories are stated at the lower of cost (weighted average method) or market. The Company reviews its inventory on a regular basis for possible obsolete goods to determine if any reserves are necessary. As of December 31, 2009 and June 30, 2009, the Company determined that no reserves were necessary.
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
Intangible assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of useful lives. As of December 31, 2009, the Company expects these assets to be fully recoverable.
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
Construction-in-progress represents the costs incurred in connection with the construction of buildings or additions to the Company’s plant facilities. Interest incurred during construction is capitalized. All other interest is expensed as incurred. No depreciation is provided for construction-in-progress until such time as the assets are completed and are placed into service. The cost and related accumulated depreciation and amortization of assets sold or otherwise retired are eliminated from the accounts and any gain or loss is included in operations.
Long-lived assets of the Company are reviewed each reporting period to determine whether their carrying value has become impaired. The Company considers assets to be impaired if the carrying value exceeds the future projected cash flows from related operations. The Company also re-evaluates the periods of amortization to determine whether subsequent events and circumstances warrant revised estimates of the remaining useful lives of the assets. As of December 31, 2009, the Company expects these assets to be fully recoverable.

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
Concentration of risk
Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC. Cash deposits at financial institutions outside of the United States are not covered by insurance from the U.S. government. Total cash in these banks at December 31, 2009 and June 30, 2009 amounted to approximately $96,776,000 and $31,036,000, respectively. To date, the Company has not experienced any losses in such accounts.
For the three and six months ended December 31, 2009 and 2008, no customer accounted for more than 10% of the Company’s sales. For the three and six months ended December 31, 2009, one supplier accounted for more than 10% of the Company’s purchases. For the three and six months ended December 31, 2008, no supplier accounted for more than 10% of the Company’s purchases.
As of December 31, 2009 and June 30, 2009, no customer accounted for more than 10% of the Company’s receivables. As of December 31, 2009 and June 30, 2009, one supplier accounted for 20% and 12% of the Company’s payables, respectively.
The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the PRC economy. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.
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
As of December 31, 2009, the outstanding principal on the Company’s short term loans amounted to $14,376,600. Management concluded the carrying value of the short term loans is a reasonable estimate of fair value because the amounts are due within one year and the stated interest rate approximates current rates available.
As of December 31, 2009, the Company’s management determined that certain inputs significant to the fair value measurement of the Company’s warrant liability falls under level 2 of the valuation hierarchy (i.e., the lowest level of input to the fair value measurement), and therefore it rendered the fair value measurement of the warrant liability under the same classification. Through to the Company’s IPO on November 6, 2009, the fair value measurement of the warrant liability fell under Level 3 of the valuation hierarchy, primarily as a result of the lowest level of input significant to the fair value measurement falling under Level 3 of the valuation hierarchy. In conjunction with the change in the valuation hierarchy of the fair value of the warrants, the fair value of the warrant liability was required to be marked to market at each reporting period in accordance with accounting standards governing fair value of financial instruments.
The Company’s warrant liability is carried at fair value totaling $5,136,268 as of December 31, 2009.

	Fair Value as of December 31,	Fair Value Measurement at December 31, 2009
	2009	using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$5,136,268		$5,136,268
Except for the derivative liabilities and the short term loans, the Company did not identify any other non-recurring assets and liabilities that are required to be presented on the consolidated balance sheets at fair value.
The accounting standard regarding the fair value option for financial assets and financial liabilities provides the Company with the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. The Company chose not to elect the fair value option.
Income taxes
The Company accounts for income taxes in accordance with the accounting standard for income taxes. Under the asset and liability method as required by this accounting standard, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized. Since the Company’s operations are domiciled in the PRC, and the PRC taxable income mirrors that of PRC GAAP income, there are no material temporary differences that would result in deferred tax assets or liabilities. As such, no valuation allowances were necessary at December 31, 2009 and June 30, 2009 for taxable income from the PRC. However, the Company has certain deferred taxes as a result of net operating losses for U.S. income tax purposes. (See Note 11)
The accounting standard for accounting for uncertainty in income taxes clarifies the accounting and disclosure for uncertain tax positions. It prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, this accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
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

The key changes are:
a.	The new standard EIT rate of 25% replaced the 33% rate currently applicable to both DES and FIEs, except for High Tech companies, as defined in the PRC Income Tax Law, who pay a reduced rate of 15%;

b.	Companies established before March 16, 2007, will continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next five years or until the tax holiday term is completed, whichever is sooner. These companies will pay the standard tax rate as defined in point “a” above when the grace period expires.
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
Duoyuan China has been a wholly foreign-owned enterprise since its inception. This entity status allowed Duoyuan China a two-year income tax exemption and a 50% income tax reduction for the following three years. Duoyuan China also had operating losses prior to the calendar year ended December 31, 2003, and started to generate a net profit for the calendar year ended December 31, 2004. Therefore Duoyuan China had an income tax exemption for the calendar years ended December 31, 2004 and 2005, and 50% income tax reduction for the calendar years ended December 31, 2006, 2007, and 2008. Thus, income tax rate for Duoyuan China for the calendar years ended December 31, 2006 and 2007 was 16.5%, and 12.5% for the calendar year ended December 31, 2008. Duoyuan China is subject to an income tax rate of 25% starting January 1, 2009, under the newly unified corporate income tax rate.
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
Prior to acquiring Hunan Duoyuan, the shareholders negotiated with the Hunan Shaoyang Treasury Department (the “Treasury Department”) to obtain an income tax exemption benefit. The Treasury Department granted the company a five-year income tax exemption commencing with the first profitable year of operations. In addition, the Treasury Department granted a 50% refund of income taxes based upon the amount of income taxes paid by Hunan Duoyuan. Hunan Duoyuan had an operating loss in the first year of operations ended December 31, 2004, and began generating a net profit for the calendar year ended December 31, 2005. Therefore, Hunan Duoyuan has an income tax exemption for the years ended December 31, 2005 through December 31, 2009. Hunan Duoyuan will become subject to income tax at a rate of 25% beginning on January 1, 2010, under the newly unified corporate income tax rate.
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
During the three months ended December 31, 2009 and 2008, the provision for income taxes amounted to approximately $2,850,000 and $1,604,000, respectively. During the six months ended December 31, 2009 and 2008, the provision for income taxes amounted to approximately $5,258,000 and $2,531,000, respectively. The estimated tax savings due to this tax exemption for the three months ended December 31, 2009 and 2008 amounted to approximately $1,071,000 and $1,642,000, respectively. The estimated tax savings due to this tax exemption for the six months ended December 31, 2009 and 2008 amounted to approximately $2,038,000 and $3,162,000, respectively. The net effect on earnings per share had the income tax been applied would decrease basic and diluted earnings per share from $0.29 to $0.25 and $0.51 to $0.44 for the three months ended December 31, 2009, and 2008, respectively, and from $0.67 to $0.59 and $0.85 to $0.72 for the six months ended December 31, 2009 and 2008, respectively.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rates for the six months ended December 31, 2009, and 2008:

	Six Months Ended December 31,
	2009	2008
U.S. statutory rates	34.0%	34.0%
Foreign income not recognized in the U.S.	(34.0)	(34.0)
China income taxes	25.0	25.0
China income tax exemption	(6.9)	(12.8)
Other(a)	4.2	(1.6)

Effective income tax rates	22.3%	10.6%

(a)	The 4.2% and -1.6% primarily represent approximately $6,317,000 and $859,000 of expenses incurred by the Company that are not subject to China income taxes for the six months ended December 31, 2009, and 2008, respectively.
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
VAT on sales and VAT on purchases amounted to approximately $12,864,000 and $8,692,000, respectively, for the three months ended December 31, 2009, and approximately $11,037,000 and $7,658,000, respectively, for the three months ended December 31, 2008, respectively.
VAT on sales and VAT on purchases amounted to approximately $23,018,000 and $15,189,000, respectively, for the six months ended December 31, 2009 and approximately $19,115,000 and $13,111,000, respectively, for the six months ended December 31, 2008, respectively.
Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT is not impacted by the income tax holiday.
Shipping and handling
Shipping and handling costs related to goods sold are included in selling expenses. Shipping and handling costs were approximately $423,000 and $524,000 for the three months ended December 31, 2009, and 2008, respectively. Shipping and handling costs were approximately $746,000 and $834,000 for the six months ended December 31, 2009 and 2008, respectively.
Advertising costs
Advertising costs are expensed as incurred and included in selling expenses. Advertising costs were approximately $751,000 and $361,000 for the three months ended December 31, 2009, and 2008, respectively, and approximately $1,401,000 and $754,000 for the six months ended December 31, 2009 and 2008, respectively.
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
As a result, 650,547 warrants previously treated as equity pursuant to the derivative treatment exemption are no longer afforded equity treatment because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese Renminbi. As a result, the warrants are not considered indexed to the Company’s own stock, and as such, all changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expire.
Therefore, effective July 1, 2009, the Company reclassified the fair value of these warrants from equity to liability as if these warrants were treated as a derivative liability since their issuance in October 2006. On July 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $502,633 to beginning retained earnings and $1,731,905 to warrant liabilities to recognize the fair value of such warrants. As of December 31, 2009, the fair value of these warrants amounted to approximately $3,422,000, and is included in derivative instrument liabilities.
The fair value of these warrants as of December 31, 2009 was calculated using the Cox-Ross-Rubinstein (“CRR”) binomial model with the following assumptions: market price $8.05, range of 1.25 to 3.50 year terms, volatility of 70%, risk free interest rates ranging from 0.64% to 1.95%, and no dividends.
Noncontrolling interest
Noncontrolling interest consists of the 5% interest of the noncontrolling shareholders in Langfang Duoyuan and 0.6% interest of the noncontrolling shareholders in Hunan Duoyuan. Effective July 1, 2009, the Company adopted an accounting standard regarding noncontrolling interests. Certain provisions of this standard are required to be adopted retrospectively for all periods presented. Such provisions include a requirement that the carrying value of noncontrolling interests (previously referred to as minority interests) be removed from the mezzanine section of the balance sheet and reclassified as equity and consolidated net income to be recast to include net income attributable to the noncontrolling interest. As a result of this adoption, the Company reclassified noncontrolling interests in the amounts of $2,146,178 and $1,761,712 from the mezzanine section to equity in the December 31, 2009 and June 30, 2009 consolidated balance sheets, respectively.
Stock-based compensation
The Company accounts for stock-based compensation under the accounting standard regarding stock compensation. The expense for all stock-based awards granted represents the grant-date fair value that was estimated in accordance with the provisions of the accounting standard. Compensation expense for options is recorded in the consolidated statements of income using the graded vesting method over the requisite service period.
Recent accounting pronouncements
In April 2009, the FASB issued an accounting standard that makes the other-than-temporary impairments guidance more operational and improves the presentation of other-than-temporary impairments in the financial statements. This standard replaced the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This standard provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this standard does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. On July 1, 2009, the Company adopted this accounting standard, but it did not have a material impact on its consolidated financial statements.
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
In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available. Under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU, and the adoption of this guidance did not have a material impact on the accompanying consolidated financial statements.
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
In January 2010, the FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary. Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction. This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets. This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company is currently evaluating the impact of this ASU, however, the Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Reclassification
Certain prior period amounts have been reclassified for consistent presentation with the current period.
Note 3 — Stock-based compensation
On October 16, 2009, the Board of Directors adopted the 2009 Omnibus Incentive Plan (the “Plan”) to provide additional incentives to the Company’s employees. The Plan provides for the grant of a share option and restricted common shares.
Under the Plan, the Company granted an option to its Chief Financial Officer (“CFO”) to purchase 100,000 common shares on November 6, 2009. In addition, the Company granted 875,000 restricted share awards to certain executives and employees on November 6, 2009.
Share option
The share option was granted at an exercise price of $8.50, vests over 4 years of continuous service, with 25% of the option to be vested on each of the second, third, fourth and fifth anniversaries of the CFO’s employment start date, and expire in ten years. Compensation expense is recognized on a graded vesting schedule for each tranche. This expense is calculated using the CRR binomial model based on the assumptions in the following table:

Exercise price	$8.50
Expected term	4 years
Expected volatility	70%
Expected dividend yield	0%
Risk-free interest rate	2.45%
Estimated fair value of common shares	$8.50
Since the Company did not have a trading history at the time the share option was granted, the expected volatility was based on the historical volatilities of comparable publicly traded companies engaged in a similar industry and/or operating in a similar region with a three to ten-year look back period, depending on the trading history of each comparable publicly traded company. Accordingly, related compensation expense of $23,004 is included in general and administrative expenses for the three and six months ended December 31, 2009. The unrecognized compensation cost related to these options as of December 31, 2009 amounted to approximately $520,000, which will be recognized ratably over the weighted average period of approximately 3.75 years.
The following is a summary of the option activity:

Weighted
			Weighted	Average
			Average	Remaining
	Number of	Options	Exercise	Contractual	Aggregate Intrinsic
	Options	Exercisable	Price	Life (Years)	Value

Outstanding, June 30, 2009	—	—	$—	—	—
Granted	100,000	—	8.50	—	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—

Outstanding, December 31, 2009	100,000	—	$8.50	9.85	—

Restricted share awards
The value of the restricted share awards was based on the initial public offering price of the Company’s stock on the date of the grant. The common shares under this grant are subject to a six-month cliff vesting period. Accordingly, the compensation expense is recognized ratably over this vesting period, and compensation expense of $2,301,105 is recorded according to where the grantee’s regular compensation is recorded as follows:

Cost of revenues	$51,019
Research and development expenses	95,989
Selling expenses	139,831
General and administrative expenses	2,014,266

$2,301,105

As of December 31, 2009, the unrecognized compensation cost related to the restricted share awards amounted to approximately $5,136,000, which will be recognized ratably over the weighted average period of approximately 0.35 years.
Note 4 — Earnings per share
The Company reports earnings per share in accordance with the provisions of the related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.
The following is a reconciliation of the basic and diluted earnings per share computation:

	2009	2008
	(Unaudited)	(Unaudited)
For the three months ended December 31, 2009 and 2008

Net income for earnings per share	$8,087,916	$12,641,904

Weighted average shares used in basic computation
Basic	28,367,934	25,000,050
Dilutive effect of common stock granted to employees	532,608	—
Dilutive effect of warrants	301,953	—

Diluted	29,202,495	25,000,050

Earnings per share:
Basic	$0.29	$0.51

Diluted	$0.28	$0.51

For the six months ended December 31, 2009 and 2008

Net income for earnings per share	$17,924,989	$21,156,736

Weighted average shares used in basic computation
Basic	26,683,992	25,000,050
Dilutive effect of common stock granted to employees	266,305	—
Dilutive effect of warrants	150,976	—

Diluted	27,101,273	25,000,050

Earnings per share:
Basic	$0.67	$0.85

Diluted	$0.66	$0.85

At December 31, 2009, 1,012,252 warrants were included in the calculation of diluted earnings per share because the average fair value of common stock exceeded weighted average exercise price of warrants of $4.95. At June 30, 2009, 1,226,972 warrants, whose weighted average exercise price is $4.95, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
Note 5 — Supplemental disclosure of cash flow information
Cash paid for interest amounted to $446,126 and $598,019 for the six months ended December 31, 2009, and 2008, respectively.
Cash paid for income taxes amounted to $4,150,890 and $2,176,731 for the six months ended December 31, 2009, and 2008, respectively.
Note 6 — Inventories
Inventories consist of the following:

	December 31, 2009
	(Unaudited)	June 30, 2009
Raw materials	$6,817,146	$6,494,433
Work-in-process	13,941,911	13,125,837
Finished goods	4,391,835	6,262,972

Totals	$25,150,892	$25,883,242

Note 7 — Plant and equipment
Plant and equipment consist of the following:

	December 31, 2009
	(Unaudited)	June 30, 2009
Buildings	$13,717,893	$13,699,189
Office equipment	929,318	928,051
Motor vehicles	546,963	382,372
Plant and machinery	32,353,079	32,008,907
Construction-in-progress	4,292,379	4,286,527

Total	51,839,632	51,305,046
Less: accumulated depreciation	(10,013,211)	(8,181,893)

Plant and equipment, net	$41,826,421	$43,123,153

Depreciation expense for the three months ended December 31, 2009, and 2008 amounted to approximately $912,000 and $678,000, respectively. Depreciation expense for the six months ended December 31, 2009, and 2008 amounted to approximately $1,819,000 and $1,345,000, respectively.
Interest costs totaling $86,414 was capitalized into construction-in-progress for the three months ended December 31, 2008. Interest costs totaling $172,438 was capitalized into construction-in-progress for the six months ended December 31, 2008. No interest costs were capitalized during the three months and six months ended December 31, 2009.
Note 8 — Intangible assets
Intangible assets consist of the following:

	December 31, 2009
	(Unaudited)	June 30, 2009
Intangible — land use rights	$4,463,962	$4,457,876
Less: accumulated amortization	(559,220)	(518,400)

Total	$3,904,742	$3,939,476

Total amortization expense for the three months ended December 31, 2009, and 2008 amounted to $20,052 and $20,024, respectively. Total amortization expense for the six months ended December 31, 2009 and 2008 amounted to $40,096 and $40,038, respectively.
Note 9 — Related party transactions
The Company leased office space from Duoyuan China Water Recycle Technology Industry Co., a related party. On June 30, 2008, the Company and Duoyuan Water Recycle Technology Industry Co. terminated the lease pursuant to a termination agreement. The title of property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party, which Mr. Wenhua Guo is the sole shareholder. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from July 1, 2008 to December 31, 2009. For the three months ended December 31, 2009 and 2008, rental expense related to this office lease amounted to $41,102 and $41,164, respectively. For the six months ended December 31, 2009 and 2008, rental expense related to this office lease amounted to $82,305 and $82,305, respectively.
On December 15, 2009, the Company renewed its lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from January 1, 2010 to December 31, 2012. Total lease expense for the three-year term will be $988,987 (See Note 13).
Note 10 — Lines of credit
The lines of credit represent short-term loans due to a bank that are due normally within one year. These loans can be renewed with the bank. The loans are comprised of the following:

	December 31, 2009
	(Unaudited)	June 30, 2009
Loan from Bank of Agriculture, due March 12, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	$1,467,000	$1,465,000

Loan from Bank of Agriculture, due July 2, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

	December 31, 2009
	(Unaudited)	June 30, 2009
Loan from Bank of Agriculture, due July 9, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Loan from Bank of Agriculture, due July 16, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	4,107,600	4,102,000

Loan from Bank of Agriculture, due July 23, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Total	$14,376,600	$14,357,000

As of December 31, 2009 and June 30, 2009, the carrying value of the collateralized fixed assets amounted to approximately $4,103,000 and $4,206,000, respectively.
Total interest expense for the above short term loans, net of capitalized interest, amounted to approximately $212,000 and $213,000 for the three months ended December 31, 2009, and 2008, respectively. Total interest expense, net of capitalized interest, amounted to approximately $446,000 and $426,000 for the six months ended December 31, 2009 and 2008, respectively.
Note 11 — Taxes payable
Duoyuan Printing, Inc. was incorporated in the U.S. and has incurred net operating losses for income tax purposes for the six months ended December 31, 2009. As of December 31, 2009, the net operating loss carryforwards for U.S. income taxes is $2,712,849 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, starting in 2027 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management reviews the valuation allowance periodically and makes adjustments as warranted.
Taxes payable consisted of the following:

	December 31, 2009
	(Unaudited)	June 30, 2009
VAT payable (credit)	$1,594,573	$(313,382)
Income tax payable	2,850,506	1,740,765
Others	376,292	85,344

Total taxes payable	$4,821,371	$1,512,727

The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $109.1 million as of December 31, 2009, which is included in retained earnings on the consolidated balance sheets and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor has it been determined to be practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.
Significant components of the Company’s deferred tax assets and liabilities at December 31, 2009 were as follows (tax-effected amounts shown):

	U.S.	China	Total
Deferred tax assets:
Net operating loss carryforwards	$922,369	$—	$922,369

Deferred tax assets, net	922,369	—	922,369
Valuation allowance	(922,369)	—	(922,369)

Net deferred tax assets	$—	$—	$—

Significant components of the Company’s deferred tax assets and liabilities at June 30, 2009 were as follows (tax-effected amounts shown):

	U.S.	China	Total
Deferred tax assets:
Net operating loss carryforwards	$761,923	$—	$761,923

Deferred tax assets, net	761,923	—	761,923
Valuation allowance	(761,923)	—	(761,923)

Net deferred tax assets	$—	$—	$—

Note 12 — Statutory reserves and dividends
The laws and regulations of the PRC require that before a foreign-invested enterprise can legally distribute profits, it must first satisfy all tax liabilities, provide for losses in previous years, and make allocations in proportions determined at the discretion of the board of directors, after the statutory reserve. The statutory reserves include the surplus reserve fund and the enterprise fund. Additionally, the Chinese government restricts distributions of registered capital and the additional investment amounts required by a foreign-invested enterprise. Approval by the Chinese government must be obtained before distributions of these amounts can be returned to the shareholders.
Statutory surplus reserve fund
The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.
The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended December 31, 2009 and 2008, the Company transferred $724,331 and $2,147,826, respectively, to this reserve. For the six months ended December 31, 2009 and 2008, the Company transferred $1,750,564 and $3,558,242, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. It may also be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.
The remaining reserve to fulfill the 50% registered capital requirement amounted to approximately $6,966,000 and $8,704,000 as of December 31, 2009 and June 30, 2009, respectively.
Enterprise fund
The enterprise fund may be used to acquire fixed assets or to increase the working capital to expend on production and operation of the business. No minimum contribution is required and, to date, the Company has not made any contributions to this fund.
Note 13 — Operating leases
On July 1, 2008, the Company entered into a lease agreement (see Note 9) with Duoyuan Information Terminal Manufacture (Langfang) Co. Ltd. with annual lease payments totaling $164,610. On December 15, 2009, the Company renewed its lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from January 1, 2010 to December 31, 2012 with fixed annual lease payments totaling $329,664.

In addition, the Company leases sixteen sales offices in sixteen different Chinese provinces with various terms with latest office lease due to expire in December 2010. The monthly lease amounts for these offices are de minimis.
Total lease expense for the three months ended December 31, 2009, and 2008 was $81,440, and $84,738, respectively. Total lease expense for the six months ended December 31, 2009 and 2008 was $162,847 and $194,374, respectively. Total future minimum lease payments at December 31, 2009, are as follows:

Years ending June 30,	Amount
2010	$442,958
2011	329,664
2012	329,659
Note 14 — Retirement plan
The Company’s retirement plan includes two parts. The first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions amounted to approximately $272,000, and $255,000 for the three months ended December 31, 2009, and 2008, respectively. The Company’s contributions amounted to approximately $546,000, and $513,000 for the six months ended December 31, 2009, and 2008, respectively.
Note 15 — Shareholders’ equity
On October 25, 2006, the Company entered into a definitive Security Purchase Agreement with unrelated investors (the “Purchase Agreement”). The transaction closed on November 2, 2006. In accordance with the Purchase Agreement, Asian Financial, Inc. issued 6,132,622 shares of common stock for a purchase price of approximately $3.84 per share or a total of $23,549,200.
The financing was conducted through a private placement to accredited investors and is exempted from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). In conjunction with the private placement, the Company agreed to register the shares with the SEC within 90 days of the closing. The Company also agreed to make the registration statement effective no later than the 150th day following the closing date or the fifth trading day following the date on which the Company is notified by the SEC that such registration statement will not be reviewed or is no longer subject to further review and comments, whichever date is earlier. If the registration statement is not filed or declared effective pursuant to the above timeline or if the registration statement ceases to be effective for more than an aggregate of 45 trading days, the Company is required to pay the investors monthly liquidated damages equal to 1% of the aggregate investment amount. The total amount of the liquidated damages payable by the Company was capped at 8% of the total investment amount paid by the investors. Additionally, pursuant to the Purchase Agreement, the Company agreed to cease all related party transactions and to settle all outstanding balances due to or from related parties by December 31, 2006. Failure to terminate the related party transactions was to result in a monthly cash penalty of 1% of the proceeds with a cap of 4%. Penalties were expensed as incurred and totaled $2,119,428 through December 31, 2007. During the year ended June 30, 2008, the Company paid cash of $436,000 and issued 576,425 warrants valued at $1,447,936, and the investors agreed to waive all future penalties under the registration rights related to obtaining timely effectiveness of the registration statement. The warrants explicitly provide the holder with the right to request the Company to cash-settle the warrants. Therefore, the warrants did not meet the criteria established under the governing accounting standards for the above warrants and triggered liability accounting. As such, the Company recorded liability of $1,447,936 on December 31, 2007, the grant date. As of December 31, 2009, the fair value of these warrants was $1,713,911 and a loss of $1,543,544 was recognized for the six months ended December 31, 2009. The fair value of warrants at December 31, 2009 was calculated using the CRR binomial model with the following assumptions: market price of $8.05, 3.5 year term, volatility of 70%, risk free rate of 1.95% and no dividends.
During the six months ended December 31, 2009, 214,720 warrants were exercised using the cashless exercise option. The cashless exercise formula was as follows:
X = Y [(A - B) / A]
     Where:
     X = the number of shares of common stock to be issued.
     Y = the number of warrants with respect to which this warrant is being exercised.
     A = the average closing prices for the five trading days immediately prior to (but not including) the date of exercise.
     B = the exercise price.

Based on the above formula, 63,167 shares of common stock were issued to the warrant holders and the liability value of $1,010,110 was transferred to additional paid in capital.
The changes in the fair value of derivative instrument liabilities were as follows:

Amount
Balance, June 30, 2008	$1,374,824
Change in fair value of derivative instruments	(194,347)

Balance, June 30, 2009	1,180,477
Transfer to additional paid in capital for warrants exercised	(1,010,110)
Change in fair value of derivative instruments	1,543,544

Balance, December 31, 2009 (Unaudited)	$1,713,911

At closing of the purchase agreement, as part of the compensation to the placement agent, Roth Capital Partners, LLC (“Roth Capital”), the Company issued to Roth Capital warrants to acquire 613,260 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $4.21 per share of common stock. In addition, the Company issued to CCG, an investor relations firm, warrants to acquire 37,287 shares of common stock. The warrants have a strike price equal to $4.61 per common share. The warrants have terms ranging from four to five years, and permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights. The warrants contain a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.
As discussed in Note 2 under warrant liabilities, the 613,260 warrants issued to Roth Capital and 37,287 warrants issued to CCG were reclassified as a liability effective July 1, 2009.
These warrants were revalued to $3,422,357 as of December 31, 2009, and the Company recorded a loss of $1,690,452 for the change of fair value for the six months then ended.
The changes in the fair value of the warrants were as follows:

Amount
Balance, June 30, 2009	$—
Cumulative effect of reclassification of warrants	1,731,905

Balance, July 1, 2009, as adjusted	1,731,905
Change in fair value	1,690,452

Balance, December 31, 2009 (unaudited)	$3,422,357

	Warrants	Warrants	Weighted Average	Average Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life
Balance, June 30, 2008	1,226,972	1,226,972	$4.95	5.00
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	—	—	—	—

Balance, June 30, 2009	1,226,972	1,226,972	$4.95	4.25
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	214,720	214,720	—	—

Balance, December 31, 2009 (Unaudited)	1,012,252	1,012,252	$4.95	3.42

Note 16 — Commitments and contingencies
Construction-in-progress
Construction-in-progress relates to the building and equipment improvement initiative at the Langfang Duoyuan facility. As of December 31, 2009, an estimate of approximately $30 million is required to be further expended in the building and equipment construction project for completion. This project is expected to be completed in September 2010.
Equipment purchase agreement
In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. As of December 31, 2009, $378,696, or 5% of the total commitment, remains outstanding on this agreement.
Litigation
The Company is subject to various legal matters in the ordinary course of business. After taking into consideration the Company’s legal counsels’ evaluation of these matters, the Company has determined that the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial statements.
Note 17 — Subsequent events
The Company has performed an evaluation of subsequent events through February 11, 2010, the date these consolidated financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q for the quarter ended December 31, 2009 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “predict,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning expectations of us and our directors and officers regarding, among other things, working capital requirements, financing requirements, business prospects, trends affecting us and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report on Form 10-Q or other reports or documents we file with the Securities and Exchange Commission, or the SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We do not ordinarily make projections of our future operating results and undertake no obligation (and expressly disclaim any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by us with the SEC. In addition, the forward-looking statements in this quarterly report on Form 10-Q for the quarter ended December 31, 2009 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of us to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.
General Overview
Business
We are a leading offset printing equipment supplier in China, headquartered in Beijing. We design, manufacture and sell offset printing equipment used in the offset printing process. The offset printing process includes the following three stages: (1) “pre-press,” which is the transfer of images to printing plates; (2) “press,” which is the transfer of images from printing plates to another media, such as paper; and (3) “post-press,” which is the last step of the offset printing process that includes cutting, folding, binding, collating and packaging. We manufacture one product under the pre-press product category (a computer-to-plate system, or CTP system) and sixteen products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We plan to begin commercial production and sale of certain post-press products, including cold-set corrugated paper machines, which make corrugated cardboard paper, by the end of 2010. Through our technical innovation and precision engineering, we offer a broad range of quality and durable offset printing equipment at competitive prices. With over 85 distributors in over 65 cities and 28 provinces, we have one of the largest distribution networks for offset printing equipment suppliers in China. We believe our extensive network allows us to be closer to our end-user customers and enables us to be more responsive to local market demand.
Corporate History
We are organized under the law of the State of Wyoming. On October 6, 2006, we closed an equity transfer agreement with Duoyuan Investments Limited, or Duoyuan Investments, pursuant to which we acquired Duoyuan Digital Press Technology Industries (China) Co., Ltd., or Duoyuan China, and commenced our present line of offset printing equipment business. We conduct all of our business through our principal operating subsidiary, Duoyuan China, and its two manufacturing subsidiaries, Langfang Duoyuan Digital Technology Co., Ltd., or Langfang Duoyuan, and Hunan Duoyuan Printing Machinery Co., Ltd., or Hunan Duoyuan. Duoyuan China’s principal business activities include marketing and sale of our offset printing equipment, technical support to our distributors, as well as overall strategic planning and management of our business. Langfang Duoyuan’s principal business activities include the manufacturing of our CTP system, and two of our press products, namely our single color small format presses and multicolor small format presses. Hunan Duoyuan’s principal business activities include the manufacturing of two of our press products, namely our single color large format presses and multicolor large format presses. Our majority shareholder is Duoyuan Investments, which is a British Virgin Islands company wholly owned by Wenhua Guo, our chairman of the board.
On November 2, 2006, we closed the transactions contemplated by a securities purchase agreement by and between us and certain investors, and issued an aggregate of 6,132,622 shares of common stock to certain investors for an aggregate purchase price of $23.5 million. This private placement was made pursuant to the exemption from the registration provisions of the Securities Act provided by Section 4(2) of the Securities Act, and Rule 506 of Regulation D promulgated thereunder, for issuances not involving a public offering.

In November 2009, we completed our initial public offering of 6,455,918 common shares, including 5,500,000 common shares offered by us and 955,918 common shares offered by the selling shareholders, at an initial public offering price of $8.50 per common share. Our shares are listed on the New York Stock Exchange under the symbol “DYP.”
Changes in PRC Tax Regulations
Our Chinese subsidiaries have enjoyed significant tax preferential treatments. These preferential tax treatments were applicable to foreign invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the Foreign Invested Enterprise Income Tax Law, or FIE Income Tax Law, which was effective until December 31, 2007. The additional tax that would otherwise be payable without such preferential tax treatments totaled $7.9 million for the year ended June 30, 2008 and $4.3 million for the year ended June 30, 2009. The additional tax that would otherwise be payable without such preferential tax treatments totaled $2.0 million for the six months ended December 31, 2009. The additional tax that would otherwise be payable without such preferential tax treatment totaled $3.2 million for the six months ended December 31, 2008.
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
Revenue by Product Categories
Our revenue is reported net of value-added taxes, or VAT, that are levied on our products. As of December 31, 2009, all of our products were subject to a VAT at a rate of 17% of the gross sales price. We also offer sales rebates as an incentive for large purchase orders. These sales rebates are recorded as a reduction of our revenue.
We derive all of our revenue from the sale of our offset printing equipment to distributors in China. We sell products in the pre-press and press product categories of offset printing equipment with substantially all our revenue being derived from the sale of our press printing equipment. Pre-press printing equipment comprised approximately 2.4% of our revenue and press printing equipment comprised approximately 97.6% of our revenue for the three months ended December 31, 2009, as adjusted for sales rebates. For the three months ended December 31, 2009, within the press product category of printing equipment, we derived 87.1% of our revenue from the sale of our multicolor (small and large format) presses, before adjustment for sales rebates.
Our multicolor (small and large format) presses were our best selling products for the three months ended December 31, 2009. For the three months ended December 31, 2009, our multicolor large format presses accounted for approximately 52.0% of our revenue and our multicolor small format presses accounted for approximately 35.1% of our revenue, before adjustment for sales rebates. The following table provides a breakdown of our revenue, by product category:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
		% of		% of		% of		% of
	$	revenue	$	revenue	$	revenue	$	revenue
	(dollars in thousands)				(dollars in thousands)

Pre-press
Computer-to-plate systems	$1,028	2.4%	$1,026	2.8%	$1,953	2.6%	$1,847	2.9%

Press

Single color small format	1,793	4.2%	1,617	4.4%	2,792	3.7%	2,496	4.0%
Single color large format	3,241	7.6%	4,181	11.4%	5,700	7.5%	6,780	10.8%
Multicolor small format	14,870	35.1%	12,642	34.3%	23,722	31.3%	19,454	30.9%
Multicolor large format	22,063	52.0%	17,251	46.8%	42,588	56.3%	33,103	52.5%

Adjustments	(587)	(1.3%)	120	0.3%	(1,052)	(1.4%)	(663)	(1.1%)

Total Revenue	$42,408	100.0%	$36,837	100.0%	$75,703	100.0%	$63,017	100.0%

Sales to distributors in China account for all of our revenue. We use an extensive distribution network to reach a broad end-user customer base. We generally make sales on a purchase order and short-term agreement basis. We do not have long-term volume purchase contracts with any of our distributors. No single distributor accounted for more than 3% of our revenue during the three months ended December 31, 2009.
Adjustments to revenue accounted for 1.3% for the three months ended December 31, 2009, for sales rebates paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets in the prior year. We provide sales rebates, or discounts of 2% to 6%, to distributors who place large purchase orders with us. The greater the dollar amount of the purchase order, the higher the percentage rebate we offer to our distributors. These sales rebates are paid at the end of each calendar year. We intend to continue this incentive program.
Raw Material Costs
Our principal raw materials are steel, iron and electronic components. We produce a substantial majority of our key components in-house at our Hunan Duoyuan facility. We purchase all other raw materials and components from Chinese suppliers. The relatively low operation, labor and raw material costs in China have historically allowed us to maintain our low cost of revenue. However, as the global economy continues to recover, we expect our raw material costs will increase.
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
Employee Share-Based Compensation Expenses
We account for employee share-based compensation expenses at the fair value of the share awards on the date of grant and recognize over the service period for awards expected to vest. The fair value of restricted stock units is determined based on the number of shares granted and the quoted price of our common stock.
On November 6, 2009, we granted certain employees, including members of our executive management team, but excluding our chief executive officer and chief financial officer, 875,000 common shares, for no consideration, other than par value, which was deemed paid by services already rendered to us. All of the common shares subject to these grants will vest six months following the grant. The compensation expense is recognized ratably over the vesting period. As a result of these common share grants to our employees, we incurred employee share-based compensation charges of $2.3 million during the three months ended December 31, 2009, based on the initial public offering price of $8.50 per common share on the New York Stock Exchange on November 6, 2009.
During the three months ended December 31, 2009, the compensation expense of $2,301,105 was recorded according to where the grantee’s regular compensation was recorded as follows:

Cost of revenues	$51,019
Research and development expense	95,989
Selling expense	139,831
General and administrative expense	2,014,266

$2,301,105

We currently estimate that we will record compensation expense of $3.7 million during the three months ended March 31, 2010 and $1.4 million during the three months ended June 30, 2010 in line with the six month vesting schedule as discussed above.
In addition, on November 6, 2009, we granted our chief financial officer an option to purchase up to 100,000 common shares at the initial public offering price. One quarter of these options will vest on October 1, 2010, with the remainder of the options vesting ratably on a monthly basis through October 1, 2013. This grant resulted in additional stock-based compensation expense of $0.02 million for the three months ended December 31, 2009.
Results of Operations
The following table sets forth selected data from our consolidated statements of income for the periods indicated as a percentage of revenue:

	Three Months Ended December 31,				Six Months Ended December 31,
	2009		2008		2009		2008
	$	%	$	%	$	%	$	%
	(dollars in thousands)				(dollars in thousands)

Revenue, net	42,408	100%	36,837	100%	75,703	100%	63,017	100%
Cost of revenue	19,565	46%	16,609	45%	35,353	47%	28,940	46%

Gross profit	22,843	54%	20,228	55%	40,350	53%	34,077	54%

Research and development	629	1%	490	1%	993	1%	1,185	1%

Selling expenses	3,908	9%	2,952	8%	7,065	9%	5,499	9%

General and administrative expenses	3,628	9%	1,345	4%	5,119	7%	2,276	4%

Income from operations	14,678	34%	15,441	42%	27,173	36%	25,117	40%
Change of the fair value of derivative instruments	(3,345)	-8%	109	0%	(3,234)	-4%	164	0%
Other income (expense):
Non-operating expenses			(957)	-3%		—	(957)	-2%
Interest expense and other charges	(211)	-1%	(214)	-1%	(446)	-1%	(426)	-1%
Interest income	40	0%	36	0%	72	0%	69	0%

Other expense, Net	(171)	-1%	(1,135)	-3%	(374)	-1%	(1,314)	-2%

Income before provision for income taxes and noncontrolling interest	11,162	26%	14,415	39%	23,565	31%	23,967	38%
Provision for income taxes	2,850	7%	1,604	4%	5,258	7%	2,531	4%

Net income	8,312	19%	12,811	35%	18,307	24%	21,436	34%
Less: Net income attributable to noncontrolling interest	224	0%	169	1%	382	0%	279	0%

Net income attributable to Duoyuan Printing, Inc.	8,088	19%	12,642	34%	17,925	24%	21,157	34%
Other comprehensive income:
Foreign currency translation adjustment	2	0%	308	1%	185	0%	564	1%

Comprehensive income	8,090	19%	12,950	35%	18,110	24%	21,721	35%

Comparison of Three Months Ended December 31, 2009 and December 31, 2008
Revenue
Our revenue increased by $5.6 million, or 15.1%, from $36.8 million for the three months ended December 31, 2008 to $42.4 million for the three months ended December 31, 2009, primarily as a result of an increase in sale of our higher priced and higher margin multicolor presses during this period. Revenue for our pre-press printing equipment stayed constant at $1.0 million for the three months ended December 31, 2008 and 2009, respectively. However, revenue for our press printing equipment for the three months ended December 31, 2009 increased by $6.3 million, or 17.6%, when compared to the three months ended December 31, 2008.
Pre-press Printing Equipment. Revenue from our CTP system equipment stayed constant at $1.0 million for both the three months ended December 31, 2008 and 2009. Sales of our CTP system equipment were relatively constant.
Press Printing Equipment.
Revenue from the sale of our press printing equipment increased by $6.3 million, or 17.6%, from $35.7 million during the three months ended December 31, 2008 to $42.0 million for the three months ended December 31, 2009, before adjustment for sales rebates. This increase was primarily due to an increase in sales of our multicolor (small and large format) presses.
Single color small format press. Revenue for our single color small format presses increased by $0.2 million, or 10.9%, from $1.6 million during the three months ended December 31, 2008 to $1.8 million during the three months ended December 31, 2009, before adjustment for sales rebates. Overall, we sold more single color small format presses during the three months ended December 31, 2009 when compared to the three months ended December 31, 2008 as we increased promotion of our new single color small format press, Model DY56T, which was introduced in April 2009. However, the increase from the sale of this new model was offset by the decrease in sales of our other single color small format presses as we participated in fewer exhibitions and tradeshows for promotion of these other models during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. During the three months ended December 31, 2009, our promotional efforts were mostly focused on multicolor (small and large format) presses.
Single color large format press. Revenue for our single color large format presses decreased by $1.0 million, or 22.5%, from $4.2 million during the three months ended December 31, 2008 to $3.2 million during the three months ended December 31, 2009, before adjustment for sales rebates. Our promotional efforts in advertising and exhibitions and tradeshows were more focused on multicolor presses during the three months ended December 31, 2009. Overall, we participated in more exhibitions and trade shows during the three months ended December 31, 2009 compared to the three months ended December 31, 2008. However, we increased the promotion of multicolor (small and large format) presses and decreased the promotion of single color large format presses at these events.
Multicolor small format press. Revenue for our multicolor small format presses increased by $2.3 million, or 17.6%, from $12.6 million during the three months ended December 31, 2008 to $14.9 million during the three months ended December 31, 2009, before adjustment for sales rebates. We believe the increased sales of our multicolor small format press were partially a result of our increased marketing activities. We promoted our multicolor small format press through four additional exhibitions and trade shows during the three months ended December 31, 2009 when compared to three months ended December 31, 2008. Specifically, we increased promotion of model DY456, mostly used by commercial printers that print books, magazines, corporate brochures, product catalogues, labels and small packages. Furthermore, we introduced a new model, DY552, in September 2009, which generated additional revenue of $3.0 million for us.
Multicolor large format press. Revenue for our multicolor large format presses increased by $4.8 million, or 27.9%, from $17.3 million during the three months ended December 31, 2008 to $22.1 million during the three months ended December 31, 2009, before adjustment for sales rebates. We believe the increased sales of our multicolor large format presses were partially a result of our increased marketing activities. In the three months ended December 31, 2009, we participated in 16 exhibitions and trade shows, an increase of 4 exhibitions and trade shows when compared with the three months ended December 31, 2008. We increased the sale of our new multicolor large format presses, model DY474II and model PZ-4660AL, which were introduced in November 2008 and February 2009, respectively. We increased the promotion of these new models through exhibitions and trade shows. Also, we believe sales of these products increased as the customers became more familiar with the functionality of these products. The overall increase in revenue from these two models was $10.7 million. Revenue from the sale of these models was offset by the decrease in revenue from the sale of our existing models, DY474 and PZ-4660.
Cost of Revenue
Our cost of revenue can vary significantly from quarter to quarter, but generally it is in proportion to the number of products we sell in any given quarter. We typically incur higher costs in the first and second quarters of each fiscal year primarily due to the increase in the volume of our products sold.
Our cost of revenue increased by $3.0 million, or 17.8%, from $16.6 million for the three months ended December 31, 2008 to $19.6 million for the three months ended December 31, 2009. This increase was primarily due to an increase in the volume of our products sold during this period, particularly sales of our multicolor presses. This increase in sales contributed to the increase in consumption of raw materials and components across our pre-press and press product categories as our revenue increased by 15.1% from the three months ended December 31, 2008 to the three months ended December 31, 2009. As a percentage of revenue, our cost of revenue increased 1.0% from 45.1% for the three months ended December 31, 2008 to 46.1% for the three months ended December 31, 2009. The increase was mainly due to the increase in depreciation expense, as we have made substantial capital expenditures in recent years.
Gross Profit
As a result of the factors above, our gross profit increased by $2.6 million, or 12.9%, from $20.2 million for the three months ended December 31, 2008 to $22.8 million for the three months ended December 31, 2009. However, our gross profit margins decreased 1.0% from 54.9% for the three months ended December 31, 2008 to 53.9% for the three months ended December 31, 2009. The decrease in our gross profit margins during this period was due to the increase in our depreciation expense as we have made substantial capital expenditures in recent years.
Selling Expenses
Our selling expenses increased by $0.9 million, or 32.4%, from $3.0 million for the three months ended December 31, 2008 to $3.9 million for the three months ended December 31, 2009. This increase was primarily due to an increase in salary expense to our sales professionals and in expenses related to advertising and exhibitions and trade shows.
As a percentage of revenue, our selling expenses increased 1.2% from 8.0% for the three months ended December 31, 2008 to 9.2% for the three months ended December 31, 2009. This increase was mainly due to the general increase of advertising rates by 20% to 120%. Also, we participated in more numbers of exhibitions and trade shows during the three months ended December 31, 2009 compared to the three months ended December 31, 2008 in an effort to expand our brand recognition and strengthen customer loyalty.
General and Administrative Expenses
General and administrative expenses increased by $2.3 million, or 169.8%, from $1.3 million for the three months ended December 31, 2008 to $3.6 million for the three months ended December 31, 2009. This increase was mainly due to $2.0 million share-based compensation expense related to our grant of restricted share awards to certain employees in our management and administration division and share options to our CFO in November, 2009.
As a percentage of revenue, general and administrative expenses increased 4.9% from 3.7% for the three months ended December 31, 2008 to 8.6% for the three months ended December 31, 2009. This increase was mainly due to our share-based compensation expense in November, 2009. Excluding the impact of this expense, as a percentage of revenue, general and administrative expenses in the three months ended December 31, 2009 would have been 3.8%. We believe excluding the impact of share-based compensation on our general and administrative expenses is a non-GAAP financial measure as contemplated by SEC Regulation G, Rule 100. This non-GAAP measure is discussed further, and reconciled to its applicable U.S. GAAP-based measure, on page 34.
Research and Development Expenses
Our research and development expenses increased by $0.1 million, or 28.3%, from $0.5 million for the three months ended December 31, 2008 to $0.6 million for the three months ended December 31, 2009. For the three months ended December 31, 2009, our research and development efforts were mainly focused on developing three new press printing equipment products (a new CTP system, one single color large format press and one multicolor large format press) as well as the planned packaging equipment product, our cold-set corrugated paper machine, which are scheduled to be released in calendar 2010. During the three months ended December 31, 2008, our research and development efforts were focused on developing or enhancing several new and existing press products, which were all introduced to the market during the fiscal year ended June 30, 2009.
As a percentage of revenue, research and development expenses increased 0.2% from 1.3% for the three months ended December 31, 2008 to 1.5% for the three months ended December 31, 2009.
Income from Operations
Income from operations decreased by $0.7 million, or 4.9%, from $15.4 million for the three months ended December 31, 2008 to $14.7 million for the three months ended December 31, 2009.
The decrease was due to our share-based compensation expense of $2.3 million in November, 2009. Excluding the impact of this expense, our income from operations in the three months ended December 31, 2009 would have been $17.0 million.
We believe excluding the impact of our share-based compensation expense on our income from operations is a non-GAAP financial measure as contemplated by SEC Regulation G, Rule 100. This non-GAAP measure is discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 34.
Change in Fair Value of Derivative Instruments
Loss from change in fair value of derivative instruments increased by $3.4 million, or 3,177.8%, from gain of $0.1 million for the three months ended December 31, 2008 to a loss of $3.3 million for the three months ended December 31, 2009. Derivative instruments represent warrants issued to unrelated investors in our 2006 private placement offering as well as warrants issued to the private placement offering agent and investment relations firm for their services.
The warrants are recorded as a liability on the balance sheet. The fair value of the warrants changes depending on the market price of the underlying common stock, the exercise period, volatility and the risk-free interest rate. Any increase or decrease in the liability is recorded as income or loss in the income statement. We will experience some uncertainty in our income statement as we are subject to these increases or decreases until either all warrants are exercised or the exercise period has expired.
Other Income (Expenses)
Our other expenses decreased by $0.9 million, or 84.9%, from $1.1 million for the three months ended December 31, 2008 to $0.2 million for the three months ended December 31, 2009. We had interest expense of $0.2 million from our short-term borrowing during the three months ended December 31, 2009 as well as during the three months ended December 31, 2008. Also during the three months ended December 31, 2008, in accordance with SEC Staff Accounting Bulletin, Topic 5A, we expensed certain expenses incurred in connection with our proposed initial public offering in the amount of $1.0 million due to market uncertainty. We did not have such expense during the three months ended December 31, 2009 as we successfully completed our initial public offering in November, 2009.
Noncontrolling Interest
Our noncontrolling interest stayed constant at $0.2 million for the three months ended December 31, 2008 and 2009, respectively.
Provision for Income Taxes
Our provision for income taxes increased by $1.2 million, or 77.6%, from $1.6 million for the three months ended December 31, 2008 to $2.8 million for the three months ended December 31, 2009. This increase was primarily due to the increase in our revenue by 15.1% over the same period and the increase in income tax rate for Duoyuan China. The income tax rate for Duoyuan China in 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China increased to 25.0% as a result of the expiration of preferential tax treatments granted to Duoyuan China in prior years. Our effective tax rates were 11.1% for the three months ended December 31, 2008 and 25.5% for the three months ended December 31, 2009.
Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to January 1, 2008 was 16.5% and the income tax rate for Duoyuan China from January 1, 2008 to December 31, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China increased to 25.0%. Langfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25.0%. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempt through 2009. Beginning on January 1, 2010, the income tax rate for Hunan Duoyuan will be 25.0% as a result of the expiration of preferential tax treatment.
Net Income
As a result of the foregoing, our net income attributable to Duoyuan Printing, Inc. decreased by $4.5 million, or 36.0%, from $12.6 million for the three months ended December 31, 2008 to $8.1 million for the three months ended December 31, 2009. This decrease was mainly due to our share-based compensation expense of $2.3 million in November, 2009 and change in fair value of derivative instruments of $3.3 million. Excluding the impact of these expenses, our net income in the three months ended December 31, 2009 would have been $13.8 million.
As a percentage of revenue, our net income attributable to Duoyuan Printing, Inc. decreased 15.2% from 34.3% for the three months ended December 31, 2008 to 19.1% for the three months ended December 31, 2009. This decrease was mainly due to our share-based compensation expense in November, 2009 and change in fair value of derivative instruments. Excluding the impact of these expenses, as a percentage of revenue, our net income in the three months ended December 31, 2009 would have been 32.4%.
We believe excluding the impact of our share-based compensation expense and change in fair value of derivative instruments on our net income are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These non-GAAP measures are discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 34.
Comparison of Six Months Ended December 31, 2009 and December 31, 2008
Revenue
Our revenue increased by $12.7 million, or 20.1%, from $63.0 million for the six months ended December 31, 2008 to $75.7 million for the six months ended December 31, 2009, primarily as a result of an increase in volume of products sold during this period. Revenue for our pre-press printing equipment increased by $0.1 million, or 5.7%, from $1.8 million for the six months ended December 31, 2008 to $1.9 million for the six months ended December 31, 2009. In addition, revenue for our press printing equipment for the six months ended December 31, 2009 increased by $13.0 million, or 21.0%, when compared to the six months ended December 31, 2008. This increase in revenue was mainly attributable to an increase in the volume of our higher price, higher margin multicolor presses sold during this period.
Pre-press Printing Equipment. Revenue of our CTP system equipment increased by $0.1 million, or 5.7%, from $1.8 million during the six months ended December 31, 2008 to $1.9 million for the six months ended December 31, 2009. We increased our sale by showcasing our CTP system in one additional exhibition and trade show during the six months ended December 31, 2009 compared to the six months ended December 31, 2008.
Press Printing Equipment
Revenue from the sale of our press printing equipment increased by $13.0 million, or 21.0%, from $61.8 million during the six months ended December 31, 2008 to $74.8 million for the six months ended December 31, 2009, before adjustment for sales rebates. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.
Single color small format press. Revenue for our single color small format presses increased by $0.3 million, or 11.9%, from $2.5 million during the six months ended December 31, 2008 to $2.8 million during the six months ended December 31, 2009, before adjustment for sales rebates. Overall, we sold more single color small format presses during the six months ended December 31, 2009 when compared to the six months ended December 31, 2008 as we increased promotion of our new single color small format press, Model DY56T, which was introduced in April 2009. However, the increase from the sale of this new model was offset by the decrease in sale of our other single color small format presses due to increase in competition. In addition, the sales of our other single color small format presses decreased as we promoted these other models in fewer exhibitions and tradeshows during the six months ended December 31, 2009 compared to the six months ended December 31, 2008.
Single color large format press. Revenue for our single color large format presses decreased by $1.1 million, or 15.9%, from $6.8 million during the six months ended December 31, 2008 to $5.7 million during the six months ended December 31, 2009, before adjustment for sales rebates. Although we participated in more exhibitions and trade shows during the six months ended December 31, 2009 compared to the six months ended December 31, 2008, we decreased the promotion of single color large format presses in these events. Our promotional efforts were more focused on multicolor presses during the six months ended December 31, 2009. In addition, revenue decreased because the sale of a model with lower sales price (but higher gross profit margin) increased and the sale of a model with higher sales price (but lower gross profit margin) decreased during the six months ended December 31, 2009 when compared to the six months ended December 31, 2008.
Multicolor small format press. Revenue for our multicolor small format presses increased by $4.2 million, or 21.9%, from $19.5 million during the sixe months ended December 31, 2008 to $23.7 million during the six months ended December 31, 2009, before adjustment for sales rebates. We believe the increased demand for our multicolor small format press was partially a result of our increased marketing activities. We promoted our multicolor small format press through thirteen additional exhibitions and trade shows during the six months ended December 31, 2009 when compared to six months ended December 31, 2008. Specifically, we increased promotion of model DY456, mostly used by commercial printers that print books, magazines, corporate brochures, product catalogues, labels and small packages. Furthermore, we introduced a new model, DY552, in September 2009 which generated additional revenue of $4.5 million for us.
Multicolor large format press. Revenue for our multicolor large format presses increased by $9.5 million, or 28.7%, from $33.1 million during the six months ended December 31, 2008 to $42.6 million during the six months ended December 31, 2009, before adjustment for sales rebates. We believe the increased demand for our multicolor large format presses was partially a result of our increased marketing activities. In the six months ended December 31, 2009, we participated in 42 exhibitions and trade shows, an increase of 18 exhibitions and trade shows when compared with the six months ended December 31, 2008. We increased the sale of our new multicolor large format presses, model DY474II and model PZ-4660AL, which were introduced in November 2008 and February 2009, respectively. We increased the promotion of these new models through exhibitions and trade shows. Also, demand for these products increased as the customers became more familiar with the functionality of our products. The overall increase in revenue from these two models was $21.3 million. Revenue from the sale of these models was offset by the decrease in revenue from the sale of our existing models, DY474 and PZ-4660.
Cost of Revenue
Our cost of revenue can vary significantly from quarter to quarter, but generally it is in proportion to the number of products we sell in any given quarter. We typically incur higher costs in the first and second quarters of each fiscal year primarily due to the increase in the volume of our products sold.
Our cost of revenue increased by $6.4 million, or 22.2%, from $28.9 million for the six months ended December 31, 2008 to $35.3 million for the six months ended December 31, 2009. This increase was primarily due to an increase in the volume of our products sold during this period, particularly sales of our multicolor presses. This increase in sales contributed to the increase in consumption of raw materials and components across our pre-press and press product categories as our revenue increased by 20.1% from the six months ended December 31, 2009 to the six months ended December 31, 2008. As a percentage of revenue, our cost of revenue increased 0.8% from 45.9% for the six months ended December 31, 2008 to 46.7% for the six months ended December 31, 2009. The increase was mainly due to the increase in our depreciation expense as we have invested substantial amount of capital expenditures in the prior years.
Gross Profit
As a result of the factors above, our gross profit increased by $6.2 million, or 18.4%, from $34.1 million for the six months ended December 31, 2008 to $40.3 million for the six months ended December 31, 2009. However, our gross profit margins decreased 0.8% from 54.1% for the six months ended December 31, 2008 to 53.3% for the six months ended December 31, 2009. The decrease in our gross profit margins during this period was due to the increase in our depreciation expense as we have expended substantial amounts of capital expenditures in the prior years.
Selling Expenses
Our selling expenses increased by $1.6 million, or 28.5%, from $5.5 million for the six months ended December 31, 2008 to $7.1 million for the six months ended December 31, 2009. This increase was primarily due to an increase in salary expense to our sales professionals and in expenses related to advertising and exhibitions and trade shows as we participated in more number of exhibitions and trade shows during the six months ended December 31, 2009 compared to the six months ended December 31, 2008.
As a percentage of revenue, our selling expenses increased 0.6% from 8.7% for the six months ended December 31, 2008 to 9.3% for the six months ended December 31, 2009. This increase was mainly due to the general increase in advertising costs as we participated in more exhibitions and trade shows.

General and Administrative Expenses
General and administrative expenses increased by $2.8 million, or 124.9%, from $2.3 million for the six months ended December 31, 2008 to $5.1 million for the six months ended December 31, 2009. This increase was mainly due to $2.0 million share-based compensation expense related to our grant of restricted share awards to certain employees in our management and administration division and share options to our CFO in November, 2009. In addition, our general and administrative expenses increased due to increases in professional fees and bad debt reserve. Our professional fees increased mainly due to engagement of an outside consultant for our Sarbanes & Oxley (SOX) Section 404 compliance. We have also increased our reserve for bad debts as our accounts receivable balance has increased.
As a percentage of revenue, general and administrative expenses increased 3.2% from 3.6% for the six months ended December 31, 2008 to 6.8% for the six months ended December 31, 2009. This increase was mainly due to our share-based compensation expense in November, 2009. Excluding the impact of this expense, as a percentage of revenue, general and administrative expenses in the six months ended December 31, 2009 would have been 4.1%. We believe excluding the impact of share-based compensation on our general and administrative expenses is a non-GAAP financial measure as contemplated by SEC Regulation G, Rule 100. This non-GAAP measure is discussed further, and reconciled to its applicable U.S. GAAP-based measure, on page 35.
Research and Development Expenses
Our research and development expenses decreased by $0.2 million, or 16.2%, from $1.2 million for the six months ended December 31, 2008 to $1.0 million for the six months ended December 31, 2009. For the six months ended December 31, 2009, our research and development efforts were mainly focused on developing new press products as well as our planned packaging equipment, cold-set corrugated paper machine. We have introduced a new multicolor small format press, Model DY 552, in September 2009 and we are in the process of developing three new products (a CTP system, one single color large format press and one multicolor large format press). For the six months ended December 31, 2008, our research and development efforts were focused on developing or enhancing several new and existing press products, which were all introduced to the market during the fiscal year ended June 30, 2009.
As a percentage of revenue, research and development expenses decreased 0.6% from 1.9% for the six months ended December 31, 2008 to 1.3% for the six months ended December 31, 2009.
Income from Operations
Income from operations increased by $2.1 million, or 8.2%, from $25.1 million for the six months ended December 31, 2008 to $27.2 million for the six months ended December 31, 2009. Excluding the impact of the share-based compensation expense of $2.3 million, our income from operations in the six months ended December 31, 2009 would have been $29.5 million. We believe excluding the impact of our share-based compensation expense on our income from operations is non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. This non-GAAP measure is discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 35.
The increase in income from operations was due to the increased multicolor press sales, which generated higher revenue for us.
Change in Fair Value of Derivative Instruments
Loss from change in fair value of derivative instruments increased by $3.2 million, or 2,071.0%, from gain of $0.2 million for the six months ended December 31, 2008 to a loss of $3.3 million for the six months ended December 31, 2009. Derivative instruments represent warrants issued to unrelated investors from the 2006 private placement offering as well as warrants issued to the private placement offering agent and investment relations firm for their services.
The warrants are recorded as a liability on the balance sheet. The fair value of the warrants changes depending on the market price of the underlying common stock, exercise period, volatility and risk free rate. Any increase or decrease in the liability is recorded as income or loss in the income statement. We are subject to these increases or decreases until either all warrants are exercised or the exercise period has expired.
Other Income (Expenses)
Our other expenses decreased by $0.9 million, or 71.5%, from $1.3 million for the six months ended December 31, 2008 to $0.4 million for the six months ended December 31, 2009. We had interest expense of $0.4 million from our short-term borrowing during the six months ended December 31, 2009 as well as during the six months ended December 31, 2008. Also, during the six months ended December 31, 2008, in accordance with SEC Staff Accounting Bulletin, Topic 5A, we expensed certain expenses incurred in connection with our proposed initial public offering in the amount of $1.0 million due to market uncertainty. We did not have such expense during the six months ended December 31, 2009 as we successfully completed our initial public offering in November, 2009.
Noncontrolling Interest
Our noncontrolling interest increased by $0.1 million, or 37.0%, from $0.3 million for the six months ended December 31, 2008 to $0.4 million for the six months ended December 31, 2009. The increase in noncontrolling interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.
Provision for Income Taxes
Our provision for income taxes increased by $2.7 million, or 107.8%, from $2.5 million for the six months ended December 31, 2008 to $5.3 million for the six months ended December 31, 2009. This increase was primarily due to the increase in our revenue by 20.1% over the same period and the increase in income tax rate for Duoyuan China. The income tax rate for Duoyuan China in 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China increased to 25.0% as a result of the expiration of preferential tax treatments granted to Duoyuan China in prior years. Our effective tax rates were 10.6% for the six months ended December 31, 2008 and 22.3% for the six months ended December 31, 2009.
Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to January 1, 2008 was 16.5% and the income tax rate for Duoyuan China from January 1, 2008 to December 31, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China increased to 25.0%. Langfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25.0%. Pursuant to the tax preferential treatment granted by the local government, Hunan Duoyuan is tax exempt through 2009. Beginning on January 1, 2010, the income tax rate for Hunan Duoyuan will be 25% as a result of the expiration of preferential tax treatment.
Net Income
As a result of the foregoing, our net income attributable to Duoyuan Printing, Inc. decreased by $3.3 million, or 15.3%, from $21.2 million for the six months ended December 31, 2008 to $17.9 million for the six months ended December 31, 2009. This decrease was mainly due to our share-based compensation expense of $2.3 million in November, 2009 and change in fair value of derivative instruments of $3.3 million. Excluding the impact of these expenses, our net income in the six months ended December 31, 2009 would have been $23.5 million.
As a percentage of revenue, our net income attributable to Duoyuan Printing, Inc. decreased 9.9% from 33.6% for the six months ended December 31, 2008 to 23.7% for the six months ended December 31, 2009. This decrease was mainly due to our share-based compensation expense in November, 2009 and change in fair value of derivative instruments. Excluding the impact of these expenses, as a percentage of revenue, our net income in the six months ended December 31, 2009 would have been 31.0%.
We believe excluding the impact of our share-based compensation expense and change in fair value of derivative instruments on our net income are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These non-GAAP measures are discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 35.
Liquidity and Capital Resources
As of December 31, 2009, we had cash and cash equivalents of $96.7 million. As of December 31, 2009, we had accounts receivable of $43.7 million and inventories of $25.2 million. Our working capital was approximately $142.6 million with a current ratio of 7.07 to 1 and our equity was $188.4 million, as of December 31, 2009. We relied primarily on cash flow from operating activities and our bank loans for our capital requirements for the six months ended December 31, 2009. We also raised $41.9 million from our initial public offering on November 6, 2009. We believe that our existing cash, cash flow from operating activities and our bank loans will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.
Sources and Uses of Cash
The following table sets forth cash flow data for the periods indicated:

	Six Months Ended December 31,
	2008	2009
	(dollars in thousands)
Net cash provided by operating activities	$20,606	$24,198
Net cash used in investing activities	$(11,446)	$(464)
Net cash provided by financing activities	$2,929	$41,915
Net cash provided by operating activities. Net cash provided by operating activities increased by $3.6 million, or 17.4%, from $20.6 million for the six months ended December 31, 2008 to $24.2 million for the six months ended December 31, 2009. The increase in operating cash flow was mainly due to $17.9 million in net income during this period and increase in taxes payable of $3.3 million as well as adding back non-cash expenses including share-based compensation of $2.3 million and change in fair value of derivative instruments of $3.2 million. This increase was offset by a $6.6 million increase in accounts receivable.
Our VAT taxes payable increased mainly due to the increased collection of VAT taxes from our increased sale of multicolor (small and large format) presses. Our income tax payable increased due to the increase in our revenue by 20.1% over the same period and the increase in income tax rate for Duoyuan China. In addition, we recorded share-based compensation of $2.3 million and change in fair value of derivative instruments of $3.2 million. These expenses are added back because they both are non-cash transactions.
The accounts receivable increased mainly due to our increased sales, especially increased sale of our multicolor large format press.
Net cash used in investing activities. Net cash used in investing activities decreased by $10.9 million, or 95.9%, from $11.4 million for the six months ended December 31, 2008 to $0.5 million for the six months ended December 31, 2009. The main uses of our cash in investing included payment of $0.3 million for purchase of testing equipment for our press products and $0.2 million for vehicles for our increased sales and marketing activities including meetings with our distributors as well as participation in exhibits and trade shows.
In connection with our entry into the cold-set corrugated paper machine business and efforts to upgrade our existing facilities, we expect to increase net cash used in investing activities. We plan to build a new factory in Langfang to manufacture cold-set corrugated paper machines. In addition, we plan to make additional capital expenditures during the remainder of 2010 to improve our manufacturing facility in our Hunan Duoyuan facility. We also plan to improve our foundry and our surface treatment workshop to realize additional manufacturing efficiencies.
Net cash provided by financing activities. Net cash provided by financing activities increased by $39.0 million, or 1,331.2%, from $2.9 million for the six months ended December 31, 2008 to $41.9 million for the six months ended December 31, 2009. On a net basis, we did not borrow any additional funds during this period. Also, in November 2009, we completed an initial public offering of 5,500,000 common shares at a price of $8.50 per common share. The net proceeds from the IPO totaled $41.9 million.
As of December 31, 2009, the maturities for our bank loans were as follows:

	December 31, 2009
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

As of December 31, 2009, we had five short-term loans in the aggregate amount of $14.4 million pursuant to our line of credit with Bank of Agriculture, Chongwen branch, in China. Each loan has an expiration date of no longer than one year. Total amount of loan of $14.4 million has an interest rate of 5.841%. Interest on our loans is accrued quarterly. The loans outstanding as of December 31, 2009 are secured by our plant and land use rights for our Hunan facility. We plan to either repay the debt as it matures or refinance the debt. These loans were made under our RMB100.0 million ($14.6 million) revolving credit line. We are allowed to refinance these loans by entering into new short-term loan agreements.
Banks in China are subject to national banking regulations and may withdraw the credit line if regulations change. If the bank were to withdraw our credit line, we would use cash on hand or external financing to repay amounts outstanding. We provide our financial information as well as other documentation required by the bank on a quarterly basis. We have not had any indication from the bank that it intends to not renew the short-term loan agreements. We are continually monitoring our relationship with the Bank of Agriculture in light of the economic conditions and the recent changes in the government policies.
Capital Expenditures
Our capital expenditures for the six months ended December 31, 2009 were $0.5 million. Our capital expenditures for the six months ended December 31, 2009 were used primarily for purchase of testing equipment for our press products and vehicles for our increased sales and marketing. Our current planned capital expenditures are in connection with the launch of the proposed cold-set corrugated paper machine business. We plan to build a new factory in Langfang to manufacture cold-set corrugated paper machines. In addition, we plan to make additional capital expenditures during the remainder of 2010 for improvement of our manufacturing facility in our Hunan Duoyuan facility. We plan to improve our foundry and our surface treatment workshop to realize additional manufacturing efficiencies.
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
Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of December 31, 2009. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

		Less than 1		3-5	More than 5
Obligations	Total	Year	1-3 Years	Years	Years
	(in thousands)

Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$1,102	$443	$659	$—	$—
Purchase Obligations	$379	$379	$—	$—	$—
Repayment Obligations under Line of Credit	$14,377	$14,377	$—	$—	$—

Total	$15,858	$15,199	$659	$—	$—

We had an office lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. This lease expired on December 31, 2009. We renewed our lease with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. The new lease commences on January 1, 2010 and will expire on December 31, 2012. The rent commitment on the new lease is $1.0 million. In addition, we lease sales offices in sixteen Chinese provinces, with the latest lease to expire on December 2010. The remaining rent commitment was $0.1 million as of December 31, 2009.
In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. and agreed to pay the remaining 40% upon completion. As of December 31, 2009, $0.4 million, or 5% of the total commitment, remains on this agreement.
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
Recently Issued Accounting Pronouncements
See Note 2 to our Notes to Consolidated Financial Statements for the three and six months ended December 31, 2009 (Unaudited) for discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
In addition to the results reported in accordance with U.S. GAAP, we have included in this filing certain non-GAAP financial measures, including “cost of revenues,” “gross profit,” “gross profit margin,” “operating income,” “net income,” “diluted earnings per share,” “selling expense,” “general and administrative expense” and “research and development expense.” These financial measures are not consistent with U.S. GAAP because they do not reflect certain share-based compensation expenses and changes in fair value of derivative instruments. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with U.S. GAAP.
We believe that these non-GAAP measures provide useful information to management and investors regarding financial and business trends relating to our financial condition and results of operations. We believe that these non-GAAP measures, in combination with our financial results calculated in accordance with U.S. GAAP, provide investors with additional perspective regarding the impact of certain share-based compensation expenses and changes in fair value of derivative instruments. We further believe that these excluded items do not accurately reflect the underlying performance of our continuing operations for the periods in which they are incurred, even though some of these excluded items may be incurred and reflected in our U.S. GAAP financial results in the foreseeable future.
In order to provide a better understanding of the impact that certain specified items had on our operations, the analysis that follows reports “cost of revenues,” “gross profit,” “gross profit margin,” “operating income,” “net income,” “diluted earnings per share,” “selling expense,” “general and administrative expense” and “research and development expense,” for the periods indicated, excluding certain share-based compensation expenses and changes in fair value of derivative instruments. We believe these financial measures are non-GAAP financial information as contemplated by SEC Regulation G, Rule 100, and the accompanying table reconciles these measures to the corresponding U.S. GAAP-based measures presented in our consolidated statements of operations.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NON-GAAP CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009, AND 2008
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
REVENUES, net	$42,408,047	$36,837,283	$75,702,970	$63,016,714
COST OF REVENUES	19,513,694	16,609,073	35,302,085	28,939,825

GROSS PROFIT	22,894,353	20,228,210	40,400,885	34,076,889
RESEARCH AND DEVELOPMENT EXPENSES	532,685	490,084	896,844	1,184,601
SELLING EXPENSES	3,768,614	2,952,037	6,924,990	5,498,952
GENERAL AND ADMINISTRATIVE EXPENSES	1,591,178	1,344,637	3,081,376	2,276,335

INCOME FROM OPERATIONS	17,001,876	15,441,452	29,497,675	25,117,001
CHANGE IN FAIR VALUE OF DERIVATIVE INSTRUMENTS
OTHER INCOME (EXPENSE), net
Non-operating expenses		(956,936)		(956,936)
Interest expense	(211,737)	(213,664)	(446,126)	(426,739)
Interest income and other income	40,280	35,708	71,927	69,187

Other expense, net	(171,457)	(1,134,892)	(374,199)	(1,314,488)
INCOME BEFORE PROVISION FOR INCOME TAXES AND NONCONTROLLING INTEREST	16,830,419	14,306,560	29,123,476	23,802,513
PROVISION FOR INCOME TAXES	2,849,832	1,604,339	5,258,478	2,531,130

NET INCOME	13,980,587	12,702,221	23,864,998	21,271,383
Less: Net income attributable to noncontrolling interest	223,951	168,986	381,904	278,723

NET INCOME ATTRIBUTABLE TO DUOYUAN PRINTING, INC.	13,756,636	12,533,235	23,483,094	20,992,660
OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	1,810	308,470	185,027	564,737

COMPREHENSIVE INCOME ATTRIBUTABLE TO DUOYUAN PRINTING, INC.	$13,758,446	$12,841,705	$23,668,121	$21,557,397

BASIC WEIGHTED AVERAGE NUMBER OF SHARES	28,367,934	25,000,050	26,683,992	25,000,050

DILUTED WEIGHTED AVERAGE NUMBER OF SHARES	29,202,495	25,000,050	27,101,273	25,000,050

BASIC EARNING PER SHARE	$0.48	$0.50	$0.88	$0.84

DILUTED EARNING PER SHARE	$0.47	$0.50	$0.87	$0.84

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
RECONCILIATION OF GAAP TO NON-GAAP RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 2009, AND 2008
(UNAUDITED)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

GAAP COST OF REVENUE	$19,564,713	$16,609,073	$35,353,104	$28,939,825
Adjustments:
Stock-based compensation	(51,019)	—	(51,019)	—

NON-GAAP COST OF REVENUE	19,513,694	16,609,073	35,302,085	28,939,825

GAAP GROSS PROFIT	22,843,334	20,228,210	40,349,866	34,076,889
GAAP GROSS MARGIN	53.9%	54.9%	53.3%	54.1%
Adjustments:
Stock-based compensation	51,019	—	51,019	—

NON-GAAP GROSS PROFIT	22,894,353	20,228,210	40,400,885	34,076,889
NON-GAAP GROSS MARGIN	54.0%	54.9%	53.4%	54.1%

GAAP RESEARCH AND DEVELOPMENT EXPENSES	628,674	490,084	992,833	1,184,601
Adjustments:
Stock-based compensation	(95,989)	—	(95,989)	—

NON-GAAP RESEARCH AND DEVELOPMENT EXPENSES	532,685	490,084	896,844	1,184,601

GAAP SELLING EXPENSES	3,908,445	2,952,037	7,064,821	5,498,952
Adjustments:
Stock-based compensation	(139,831)	—	(139,831)	—

NON-GAAP SELLING EXPENSES	3,768,614	2,952,037	6,924,990	5,498,952

GAAP GENERAL AND ADMINISTRATIVE EXPENSES	3,628,448	1,344,637	5,118,646	2,276,335

Adjustments:
Stock-based compensation	(2,037,270)	—	(2,037,270)	—

NON-GAAP GENERAL AND ADMINISTRATIVE EXPENSES	1,591,178	1,344,637	3,081,376	2,276,335

OPERATING INCOME	14,677,767	15,441,452	27,173,566	25,117,001
Adjustments:
Stock-based compensation	2,324,109	—	2,324,109	—

NON-GAAP OPERATING INCOME	17,001,876	15,441,452	29,497,675	25,117,001

NET INCOME	8,087,916	12,641,904	17,924,989	21,156,736
Adjustments:
Change in fair value of derivative instruments	3,344,611	(108,669)	3,233,996	(164,076)
Stock-based compensation	2,324,109	—	2,324,109	—

NON-GAAP NET INCOME	$13,756,636	$12,533,235	$23,483,094	$20,992,660

NON-GAAP Earnings per share:
Basic	$0.48	$0.50	$0.88	$0.84

Diluted	$0.47	$0.50	$0.87	$0.84

Weighted average number of shares outstanding:
Basic	28,367,934	25,000,050	26,683,992	25,000,050

Diluted	29,202,495	25,000,050	27,101,273	25,000,050

As noted above, these non-GAAP financial measures are not consistent with U.S. GAAP because they do not reflect certain share-based compensation expenses and changes in fair value of derivative instruments. We believe investors will benefit from greater transparency in referring to these non-GAAP financial measures when assessing our operating results, as well as when forecasting and analyzing future periods. However, we recognize that:
•	these non-GAAP financial measures are limited in their usefulness and should be considered only as a supplement to our U.S. GAAP financial measures;

•	these non-GAAP financial measures should not be considered in isolation from, or as a substitute for, our U.S. GAAP financial measures;

•	these non-GAAP financial measures should not be considered to be superior to our U.S. GAAP financial measures; and

•	these non-GAAP financial measures were not prepared in accordance with U.S. GAAP and investors should not assume that the non-GAAP financial measures presented in this earnings release were prepared under a comprehensive set of rules or principles.
Further, these non-GAAP financial measures may be unique to us, as they may be different from non-GAAP financial measures used by other companies. As such, this presentation of non-GAAP financial measures may not enhance the comparability of our results to the results of other companies.

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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three months ended December 31, 2009.
Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the U.S. dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. Under the current policy in effect in China today, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China in currently under significant international pressure to liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. The exchange rate of the Renminbi as of December 31, 2009 was RMB6.82 to $1.00 USD. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in the “Risk Factors” section in Item 1A of Part II of this quarterly report on Form 10-Q.
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
At December 31, 2009, our outstanding financial instruments with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $65.4 million (including our non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these instruments resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $6.5 million at December 31, 2009. We have not entered into any foreign currency instruments for trading purposes at December 31, 2009.
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
As of December 31, 2009, our short-term loans with exposure to interest rate risk had an aggregate fair value of approximately $14.4 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.4 million at December 31, 2009. We have not hedged our exposure to interest rate risk and have not entered into any interest rate sensitive instruments for trading purposes at December 31, 2009. We monitor interest rate in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic reports we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of December 31, 2009, the end of the quarter covered by this quarterly report on Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at December 31, 2009, because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework.”

During its assessment of the effectiveness of internal control over financial reporting as of December 31, 2009, our management identified a material weakness related to the following:
Lack of Internal Audit Function — Although we maintain an internal audit department, the scope and effectiveness goal of the internal audit function have not been identified. Due to this weakness, we may be ineffective in the timely prevention or detection of errors in the recording of accounting transactions, which may have a material impact on our financial statements.
In light of the foregoing, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. Our ineffective internal control over financial reporting could result in material misstatements in our annual or interim financial statements that would not be prevented or detected. However, nothing has come to the attention of our management that causes them to believe that any material inaccuracies or errors exist in our financial statements as of December 31, 2009. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements. We are not aware of any instance where such reportable conditions or other identified areas of weakness have resulted in a material misstatement or omission in any report we have filed with or submitted to the Securities and Exchange Commission.
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
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except those disclosed above.
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
Item 1A. Risk Factors
In addition to other information set forth in this report, you should carefully consider the “Risk Factors” discussed in our Annual Report on Form 10-K for our 2009 fiscal year filed on September 14, 2009, as amended. Except as set forth below, there have been no material changes to the risk factors disclosed in such Form 10-K filing.
Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows and future results. In assessing these risks, you should also refer to the other information included in this quarterly report on Form 10-Q, including our consolidated financial statements and the accompanying notes. You should pay particular attention to the fact that we are a holding company with substantial operations in China and are subject to legal and regulatory environments that in many respects differ from that of the United States. Our business, financial condition or results of operations could be affected materially and adversely by any of these risks and any others that are not presently foreseeable to us.
Risks Related to Our Business
We face risks and difficulties due to our recent growth, and may be unable to sustain our recent profitability and growth rates.
Our revenue grew from $67.8 million for the year ended June 30, 2007 to $89.6 million for the year ended June 30, 2008 and to $106.6 million for the year ended June 30, 2009. Our revenue increased by $5.6 million, or 15.1%, from $36.8 million for the three months ended December 31, 2008 to $42.4 million for the three months ended December 31, 2009. We will continue to encounter risks and difficulties in connection with our significant growth, including our potential failure to:
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
For fiscal 2007, 2008 and 2009, purchases from our largest supplier accounted for 9.5%, 8.8% and 10.7% of our total raw materials and components purchases, respectively. For the same periods, our ten largest suppliers combined accounted for 54.6%, 55.7% and 57.4% of our total raw materials and components purchases, respectively. For the three months ended December 31, 2009, purchases from our largest supplier and from our ten largest suppliers accounted for 13.8% and 60.2% of our total raw materials and component purchases, respectively. If any supplier is unwilling or unable to provide us with raw materials and components in the required quantities and at acceptable costs and quality, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our end-user customers, which could impact our ability to purchase raw materials and components.
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
Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of December 31, 2009, we had statutory reserves of $11.2 million and total shareholders’ equity of $188.4 million. As a result of these Chinese laws and regulations, each of our Chinese subsidiaries is restricted in its ability to transfer a portion of its net assets to us, including in the form of dividends, loans or advances. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.
We may be exposed to monetary fines by the local housing authority and claims from our employees in connection with Hunan Duoyuan’s non-compliance with regulations with respect to contribution of housing provident funds for employees.
According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must be at least 5% of each employee’s average monthly income in the previous year. Our subsidiaries in the PRC, other than Hunan Duoyuan, have complied with the housing provident funds regulations. Hunan Duoyuan has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately RMB 2.3 million. Under local regulations on collection of housing provident funds in Shaoyang City where Hunan Duoyuan is located, the local housing authority may require Hunan Duoyuan to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If Hunan Duoyuan fails to do so within the specified time period, the local housing authority may impose a monetary fine of RMB 10,000 to RMB 50,000 on it and may also apply to the local people’s court for enforcement. Hunan Duoyuan employees may also be entitled to claim payment of such funds individually. So far, we have not received any notice from the local housing authority or any claim from our current and former employees regarding Hunan Duoyuan’s non-compliance with the regulations. If any of the foregoing happens, our reputation, financial condition and results of operations could be materially and adversely affected.

Risks Associated with Our Common Shares
Wenhua Guo, the chairman of our board of directors and beneficial owner of approximately 56% of our common shares, has substantial influence over us, and his interests may not be aligned with the interests of our other shareholders.
Wenhua Guo, the chairman of our board of directors, beneficially owns approximately 56% of our outstanding common shares. As a result, he has significant influence over our business, including decisions regarding mergers, consolidations, the sale of all or substantially all of our assets, election of directors, and other significant corporate actions, which may at times conflict with the interests of our other shareholders. This concentration of ownership may also have the effect of discouraging, delaying or preventing a future change of control, which in turn could prevent our shareholders from recognizing a gain in the event that a favorable offer is extended.
We have the right to issue additional common shares and preferred shares without the consent of our shareholders. This would have the effect of diluting our shareholders’ ownership in us and could decrease the value of our shares.
As of the date of this report, we have 100,000,000 shares authorized for issuance, of which 30,563,217 common shares are issued and outstanding, with 69,436,783 authorized common shares available for issuance for any purpose without shareholder approval. The issuance of additional shares would dilute shareholders’ percentage ownership of us. We have outstanding warrants to acquire 1,012,252 common shares, with exercise prices of $4.21 to $5.76 per share.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended December 31, 2009, we issued 63,167 shares of common stock to certain investors upon exercise of 214,720 warrants held by such investors. The weighed average exercise price of the warrants is $4.95 per share of common stock.
These securities are exempt from registration under the Securities Act, pursuant to the provisions of Section 4(2) thereof and Rule 506 of Regulation D thereunder, as a transaction not involving a public offering. The purchasers acquired the securities for investment purposes without a view to distribution. In addition, the purchasers were sophisticated investors who had access to information concerning us and our business prospects and were capable of evaluating an investment in our company.

Item 6. Exhibits
Index to Exhibits
The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit		Filed		Exhibit		Filing
No	Exhibit Title	Herewith	Form	No.	File No.	Date
3.1	Amended and Restated Articles of Incorporation of Duoyuan Printing, Inc.		S-1/A	3.1	333-161813	10/16/2009

3.2	Amended and Restated Bylaws of Duoyuan Printing, Inc.		S-1/A	3.2	333-161813	10/16/2009

4.6	Form of Certificate representing the common share, par value $0.001, of Duoyuan Printing, Inc.		8-K	4.1	000-27129	11/12/2009

10.6*	Duoyuan Printing, Inc. 2009 Omnibus Incentive Plan		S-1/A	10.33	333-161813	10/16/2009

10.7*	Form of Incentive Stock Option Agreement		8-K	10.2	000-27129	10/22/2009

10.8*	Form of Non-Qualified Stock Option Agreement (non-Directors)		8-K	10.3	000-27129	10/22/2009

10.9*	Form of Non-Qualified Stock Option Agreement (Directors)		8-K	10.4	000-27129	10/22/2009

10.10*	Form of Restricted Stock Agreement (non-Directors)		8-K	10.5	000-27129	10/22/2009

10.11*	Form of Restricted Stock Agreement (Directors)		8-K	10.6	000-27129	10/22/2009

10.12*	Form of Restricted Stock Unit Agreement (non-Directors)		8-K	10.7	000-27129	10/22/2009

10.13*	Form of Restricted Stock Unit Agreement (Directors)		8-K	10.8	000-27129	10/22/2009

10.14*	Form of Unrestricted Stock Agreement (non-Directors)		8-K	10.9	000-27129	10/22/2009

10.15*	Form of Unrestricted Stock Agreement (Directors)		8-K	10.10	000-27129	10/22/2009

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		31.1

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		31.2

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		32.1

*	Management contract, or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUOYUAN PRINTING, INC. (Registrant)
Date: February 11, 2010	By:	/s/ CHRISTOPHER P. HOLBERT
Christopher P. Holbert
Chief Executive Officer

Date: February 11, 2010	By:	/s/ WILLIAM D. SUH
William D. Suh
Chief Financial Officer