Form 10-Q
period 2010-03-31
DUOYUAN PRINTING, INC.
filed 2010-05-11
CIK 1086142

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Tel: +86 10-6021-2222
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 11, 2010, the Company had 30,563,217 shares of common stock, par value $0.001 per share, issued and outstanding.

DUOYUAN PRINTING, INC.

i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
AS OF MARCH 31, 2010 AND JUNE 30, 2009

		June 30,
		2009
	March 31,	As adjusted
	2010	(1)
Assets
Current assets:
Cash	$91,224,531	$31,044,070
Accounts receivable, net of allowance for doubtful accounts of $499,158 and $1,401,689 as of March 31, 2010 and June 30, 2009, respectively	49,144,143	37,259,616
Inventories	29,494,371	25,883,242
Other current assets	133,090	26,912

Total current assets	169,996,135	94,213,840

Plant and equipment, net	41,578,172	43,123,153

Other assets:
Intangible assets, net	3,865,322	3,939,476
Advances on equipment purchases	7,284,609	7,274,677

Total other assets	11,149,931	11,214,153

Total assets	$222,724,238	$148,551,146

Liabilities and Equity
Current liabilities:
Bank loans	$14,376,600	$14,357,000
Accounts payable	1,998,096	756,116
Accrued liabilities	1,175,195	2,251,419
Taxes payable	2,124,934	1,512,727

Total current liabilities	19,674,826	18,877,262

Warrants	7,588,389	1,180,477

Total liabilities	27,263,215	20,057,739

Commitments and contingencies
Equity:
Preferred stock; $0.001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2010 and June 30, 2009	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized; 30,563,217 shares issued and outstanding as of March 31, 2010 and 25,000,050 shares issued and outstanding as of June 30, 2009	30,563	25,000
Additional paid-in capital	74,567,372	27,263,040
Statutory reserves	11,693,438	9,428,573
Retained earnings	95,933,386	79,226,497
Accumulated other comprehensive income	10,990,337	10,788,585

Total Duoyuan Printing, Inc. shareholders’ equity	193,215,096	126,731,695

Noncontrolling interest	2,245,927	1,761,712

Total equity	195,461,023	128,493,407

Total liabilities and equity	$222,724,238	$148,551,146

(1)	June 30, 2009 balances were extracted from audited financial statements, as adjusted for the adoption of an accounting pronouncement regarding noncontrolling interests.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three months ended		Nine months ended
	March 31		March 31
		2009		2009
	2010	As adjusted(2)	2010	As adjusted (2)

Revenues, net	$23,403,356	$17,411,937	$99,106,325	$80,428,651
Cost of revenues	11,099,977	8,354,157	46,453,081	37,293,982

Gross profit	12,303,379	9,057,780	52,653,244	43,134,669
Research and development expenses	461,286	285,994	1,454,119	1,470,595
Selling expenses	2,050,983	1,475,783	9,115,804	6,974,735
General and administrative expenses	3,680,503	1,056,541	8,799,149	3,332,876

Income from operations	6,110,607	6,239,462	33,284,171	31,356,463
Change in fair value of warrants	(2,452,121)	30,271	(5,686,118)	194,347
Other expenses	—	—	—	(956,936)
Interest expense	(213,101)	(210,648)	(660,546)	(637,387)
Interest income and other income	55,220	104,309	128,467	173,496

Other expense, net	(157,881)	(106,339)	(532,079)	(1,420,827)
Income before provision for income taxes and noncontrolling interest	3,500,605	6,163,394	27,065,975	30,129,983
Provision for income taxes	2,295,043	1,180,761	7,553,521	3,711,891

Net income	1,205,562	4,982,633	19,512,453	26,418,092
Less: Net income attributable to noncontrolling interest	99,709	71,652	481,613	350,375

Net income attributable to Duoyuan Printing, Inc.	$1,105,853	$4,910,981	$19,030,840	$26,067,717

Net income per share attributable to Duoyuan Printing, Inc. common shareholders
Basic	$0.04	$0.20	$0.68	$1.04

Diluted	$0.03	$0.20	$0.67	$1.04

Weighted average shares used in calculating net income per share:
Basic	30,563,217	25,000,050	27,958,190	25,000,050

Diluted	31,575,934	25,000,050	28,312,903	25,000,050

(2)	Amounts were extracted from Form 10-Q for the quarter ended March 31, 2009, as adjusted for the adoption of an accounting pronouncement regarding noncontrolling interests.

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (unaudited)

	Common Stock			Retained earnings
						Accumulated	Total Duoyuan
			Additional			other	Printing, Inc.			Total
	Number of		paid-in	Statutory		comprehensive	shareholders’	Noncontrolling		comprehensive
	shares	Amount	capital	reserves	Unrestricted	income	equity	interest	Total Equity	income

Balance, July 1, 2009	25,000,050	$25,000	$27,263,040	$9,428,573	$79,226,497	$10,788,585	$126,731,695	$1,761,712	$128,493,407	$

Cumulative effect of reclassification of warrants	—	—	(1,672,815)	—	(59,086)	—	(1,731,901)	—	(1,731,901)
Issuance of ordinary shares in connection with Initial Public Offering, net of offering costs	5,500,000	5,500	41,910,036	—	—	—	41,915,536	—	41,915,536
Stock-based compensation			6,057,064	—	—	—	6,057,064	—	6,057,064
Issuance of ordinary shares in connection with cashless exercise of warrants	63,167	63	1,010,047	—	—	—	1,010,110	—	1,010,110
Net income	—	—	—	—	19,030,840	—	19,030,840	481,613	19,512,453	19,512,453
Adjustment to statutory reserves	—	—	—	2,264,865	(2,264,865)	—	—	—	—
Foreign currency translation adjustments	—	—	—	—	—	201,752	201,752	2,602	204,354	204,354

Balance, March 31, 2010	30,563,217	$30,563	$74,567,372	$11,693,438	$95,933,386	$10,990,337	$193,215,096	$2,245,927	$195,461,023	$19,716,807

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009

	2010	2009
Cash Flows from Operating Activities:
Net income	$19,512,453	$26,418,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,758,582	2,095,986
Amortization	79,500	60,065
Change in allowance for bad debts	(904,075)	—
Change in fair value of warrants	5,686,118	(194,347)
Stock-based compensation	6,057,064	—
Foreign exchange transaction gain	—	(84,358)
Write off of deferred expenses	—	587,347
Changes in operating assets and liabilities:
Accounts receivable	(10,924,745)	(3,006,474)
Inventories	(3,573,429)	(4,870,619)
Other current assets	(106,141)	(9,168)
Accounts payable	1,240,441	(726,516)
Accrued liabilities	(1,077,601)	144,756
Taxes payable	609,891	(442,570)

Net cash provided by operating activities	19,358,058	19,972,194

Cash Flows from Investing Activities:
Purchase of equipment and improvements	(1,155,386)	(5,270,119)
Advances on equipment purchases	—	(10,562,227)
Payments for capitalized interest	—	(257,388)

Net cash used in investing activities	(1,155,386)	(16,089,734)

Cash Flows from Financing Activities:
Proceeds from bank loans	14,367,800	14,352,100
Payments for bank loans	(14,367,800)	(11,423,100)
Proceeds from Initial Public Offering, net of offering costs	41,915,537	—

Net cash provided by financing activities	41,915,537	2,929,000

Effect of Exchange Rate Changes on Cash	62,252	81,083

Increase in Cash	60,180,461	6,892,543
Cash, beginning of period	31,044,070	14,199,700

Cash, end of period	$91,224,531	$21,092,243

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$655,974	$893,333
Cash paid for income tax	$7,001,395	$3,783,775
Non-cash transactions:
Issuance of common stock for cashless warrants exercise	$1,010,110	$—

DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)
1. ENTITIES
     Duoyuan Printing, Inc. owns 100% of the equity interest of Duoyuan Digital Press Technology Industries (China) Co., Ltd. (“Duoyuan China”) and Hunan Duoyuan Machinery Manufacturing Co., Ltd. (Hunan Machinery). Duoyuan China has two subsidiaries, a 99.4% ownership in Hunan Duoyuan Printing Machinery Co., Ltd. (Hunan Duoyuan) and 95% ownership in Langfang Duoyuan Digital Technology Co., Ltd. (Langfang Duoyuan).
     In addition, Duoyuan Printing, Inc. has established the following subsidiaries: Langfang Duoyuan Publishing Equipment Manufacturing Co., Ltd. (“Langfang Chuban”), Langfang Duoyuan Precision Manufacturing Co., Ltd. (“Langfang Jingmi”) and Langfang Duoyuan Shitong Packaging Equipment Co., Ltd. (“Langfang Shitong”). Langfang Chuban was established on November 20, 2009. Langfang Jingmi and Langfang Shitong were established on January 11, 2010. These entities did not have any operations during the three and nine months ended March 31, 2010.
2. BASIS OF PREPARATION
     (a) The accompanying unaudited condensed consolidated financial statements include the accounts of Duoyuan Printing, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, as promulgated by the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by US GAAP for completing annual financial statements. However, management believes that the disclosures are adequate to ensure the information presented is not misleading. US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, contingencies and results of operations. While management has based its assumptions and estimates on the facts and circumstances existing as of March 31, 2010, final amounts may differ from these estimates.
     In the opinion of the management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results for the interim periods presented. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s audited financial statements on Form 10-K for the fiscal year ended June 30, 2009. The results of operations for the interim periods presented are not indicative of the operating results to be expected for any subsequent interim period or for the Company’s fiscal year ending June 30, 2010.
     Duoyuan Printing, Inc. uses the United States (“U.S.”) dollar as its reporting currency. The Company uses Chinese Renminbi (RMB) as its functional currency. The financial records of the Company’s People’s Republic of China (“PRC”) subsidiaries are maintained in Renminbi (“RMB”), their functional currency and the currency of the PRC. Their balance sheets are translated into U.S. dollars based on the exchange rate quoted by the People’s Bank of China as of the balance sheet date. Their statements of operations are translated using a weighted average exchange rate for the period. Translation adjustments are reflected in accumulated other comprehensive income in stockholders’ equity.
     The RMB is not freely convertible into U.S. dollars or other currencies. All foreign exchange transactions involving RMB must take place through the People’s Bank of China or other institutions authorized to buy and sell foreign currencies. The exchange rates adopted for the foreign exchange transactions are the rates of exchange quoted by the People’s Bank of China.
     (b) The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Company’s consolidated financial statements on Form 10-K for the fiscal year ended June 30, 2009 except for the adoption of the newly adopted accounting pronuncements set out in (1) below:
     (1) Newly Adopted Accounting Pronouncements

     Effective July 1, 2009, the Company adopted the new Accounting Standards Codification (the “ASC”) as issued by the FASB. The ASC has become the source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities and provides that all such pronouncements carry an equal level of authority. The ASC is not intended to change or alter existing GAAP. The ASC is effective for interim and annual periods ending after September 15, 2009. The adoption of the ASC did not have any significant impact on the Company’s financial condition or results of operations.
     Effective July 1, 2009, the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards. See Note 10 — Warrants, for additional information.
     Effective July 1, 2009, the Company adopted an authoritative pronouncement issued by the FASB regarding noncontrolling interests in consolidated financial statements, which was retrospectively applied. The pronouncement requires noncontrolling interests to be separately presented as a component of stockholders’ equity in the unaudited condensed consolidated financial statements. See Note 11 — Noncontrolling interest, for additional information.
     Effective July 1, 2009, the Company adopted new authoritative accounting guidance on earnings per share, which provides that nonvested share-based payment awards containing nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and will be included in the computation of earnings per share pursuant to the two-class method. The adoption of this pronouncement did not have any significant impact on the Company’s financial condition or results of operations.
     Effective July 1, 2009, the Company adopted new authoritative accounting guidance on estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and requires disclosure of a change in valuation technique. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
     (2) Recently Issued Accounting Pronouncements Not Yet Adopted
     On June 12, 2009, the FASB issued an authoritative pronouncement, which changes how a company determines whether an entity should be consolidated when such entity is insufficiently capitalized or is not controlled by the company through voting (or similar rights). The determination of whether a company is required to consolidate an entity is based on, among other things, the entity’s purpose and design and the company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The pronouncement retains the scope of previously issued pronouncement but added entities previously considered qualifying special purpose entities, since the concept of these entities was eliminated by FASB. The pronouncement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this pronouncement to have a significant effect on its consolidated financial position or results of operations.
     On September 23, 2009, the FASB issued an authoritative pronouncement regarding revenue arrangements with multiple deliverables. This pronouncement was issued in response to practice concerns related to accounting for revenue arrangements with multiple deliverables under the existing pronouncement. Although the new pronouncement retains the criteria under the exiting pronouncement on when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting, it removes the separation criterion under the existing pronouncement that objective and reliable evidence of fair value of any undelivered items must exist for the delivered items to be considered a separate unit or separate units of accounting. The new pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement’s effective date or (2) retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company is in the process of evaluating the effect of adoption of this pronouncement.

     On September 23, 2009, the FASB issued an authoritative pronouncement regarding software revenue recognition. This new pronouncement would amend the existing pronouncement to exclude from their scope all tangible products containing both software and nonsoftware components that function together to deliver the product’s essential functionality. That is, the entire product (including the software deliverables and non-software deliverables) would be outside the scope of ASC 985-605 and would be accounted for under other accounting literature (e.g., ASC 605-25). The new pronouncement includes factors that entities should consider when determining whether the software and non-software components function together to deliver the product’s essential functionality and are thus outside the revised scope of ASC 985-605. In addition, the new pronouncement includes examples illustrating how entities would apply the revised scope provisions. The pronouncement is effective for fiscal years beginning on or after June 15, 2010. Entities can elect to apply this pronouncement (1) prospectively to new or materially modified arrangements after the pronouncement’s effective date or (2) retrospectively for all periods presented. Early application is permitted; however, if the entity elects prospective application and early adopts this pronouncement after its first interim reporting period, it must also do the following in the period of adoption: (1) retrospectively apply this pronouncement as of the beginning of that fiscal year and (2) disclose the effect of the retrospective adjustments on the prior interim periods’ revenue, income before taxes, net income, and earnings per share. The Company is in the process of evaluating the effect of adoption of this pronouncement.
     In January 2010, the FASB issued authoritative guidance to improve disclosures about fair value measurements. This guidance amends previous guidance on fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurement on a gross basis rather than on a net basis as currently required. This guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. This guidance is effective for annual and interim periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activities of purchases, sales, issuances, and settlements on a gross basis, which will be effective for annual and interim periods beginning after December 15, 2010. Early application is permitted and, in the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.
     On March 5, 2010, the FASB issued authoritative guidance to clarify the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements. Specifically, only one form of embedded credit derivative qualifies for the exemption — one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance also has transition provisions, which permit entities to make a special one-time election to apply the fair value option to any investment in a beneficial interest in securitized financial assets, regardless of whether such investments contain embedded derivative features. This guidance is effective on the first day of the first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of any fiscal quarter beginning after March 5, 2010. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.
     In March 2010, the FASB issued authoritative guidance on milestone method of revenue recognition. The scope of this consensus is limited to arrangements that include milestones relating to research or development deliverables. The guidance specifies guidance that must be met for a vendor to recognize consideration that is contingent upon achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. The guidance applies to milestones in arrangements within the scope of this consensus regardless of whether the arrangement is determined to have single or multiple deliverables or units of accounting. The guidance will be effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early application is permitted. Companies can apply this guidance prospectively to milestones achieved after adoption. However, retrospective application to all prior periods is also permitted. The Company does not expect the adoption of this pronouncement to have a significant impact on its financial condition or results of operations.
     In March 2010, the FASB issued authoritative guidance on effect of denominating the exercise price of a share-based payment award in the currency of the market in which the underlying equity securities trades and that currency is different from (1) entity’s functional currency, (2) functional currency of the foreign operation for which the employee provides services, and (3) payroll currency of the employee. The guidance clarifies that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should be considered an equity award assuming all other criteria for equity classification are met. The guidance will be effective for interim and annual periods beginning on or after December 15, 2010, and will be applied prospectively. Affected entities will be required to record a cumulative catch-up adjustment for all awards outstanding as of the beginning of the annual period in which the guidance is adopted. The Company is in the process of evaluating the effect of adoption of this pronouncement.

3. FINANCIAL INSTRUMENTS
     Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other receivables, accounts payable, accrued expenses, other payables, income taxes payable, and other taxes payable.
     The carrying values of these financial instruments approximate their fair values due to the short-term nature of these instruments. The Company does not use derivative instruments to manage risks.
4. CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consist of cash on hand, demand deposits and highly liquid investments, which are unrestricted as to withdrawal or use, and which have remaining maturities of three months or less when purchased.
5. ACCOUNTS RECEIVABLE
     Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses. Management considers the following factors when determining the collectability of specific accounts: credit worthiness of the clients, aging of the receivables and other specific circumstances related to the accounts. Allowance for doubtful accounts is made based on aging of accounts receivable and on any specifically identified accounts receivable that may become uncollectible. The Company re-evaluated its accounting estimate on allowance for doubtful accounts for the three months ended March 31, 2010 and reversed a $1,113,248 bad debt provision.
     The components of accounts receivable as of March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010	June 30, 2009

Accounts receivable	$49,643,301	$38,661,305
Less: accounts receivable allowance	(499,158)	(1,401,689)

Total accounts receivable, net	$49,144,143	$37,259,616

6. INVENTORIES
     Inventories are stated at the lower of cost (weighted average method) or market. The components of inventories as of March 31, 2010 and June 30, 2009 were as follows:

	March 31, 2010	June 30, 2009

Raw materials	$9,598,174	$6,494,433
Work-in-process	13,409,729	13,125,837
Finished goods	6,486,468	6,262,972

Totals	$29,494,371	$25,883,242

7. LAND USE RIGHTS
     The Company amortizes the cost of the land use rights over their life, 50 years, using the straight-line method.

	March 31, 2010	June 30, 2009

Land use rights	$4,493,302	$4,487,176
Less: accumulated amortization	(627,980)	(547,700)

Total	$3,865,322	$3,939,476

     Total amortization expense for the three months ended March 31, 2010 and 2009 amounted to $39,404 and $20,027, respectively. Total amortization expense for the nine months ended March 31, 2010 and 2009 amounted to $79,500 and $60,065, respectively.
8. PLANT AND EQUIPMENT
     Plant and equipment consist of the following:

	March 31, 2010	June 30, 2009

Buildings	$14,422,051	$13,699,189
Office equipment	916,473	928,051
Motor vehicles	546,963	382,372
Plant and machinery	32,353,079	32,008,907
Construction-in-progress	4,292,379	4,286,527

Total	52,530,945	51,305,046
Less: accumulated depreciation	(10,952,773)	(8,181,893)

Plant and equipment, net	$41,578,172	$43,123,153

     Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to approximately $940,000 and $751,000, respectively. Depreciation expense for the nine months ended March 31, 2010 and 2009 amounted to approximately $2,759,000 and $2,096,000, respectively.
     Land use right and the building in Hunan are collateralized for the bank loans (see Note 9). The carrying value of the collateralized land use right and the building as of March 31, 2010 and June 30, 2009 amounted to approximately $4,103,000 and $4,206,000, respectively.
     No interest costs were capitalized during the three months and nine months ended March 31, 2010 and 2009.
9. BANK LOANS
     The bank loans represent short-term loans due to a bank that are due normally within one year. These loans can be renewed with the bank. The loans are comprised of the following:

	March 31, 2010	June 30, 2009

Loan from Bank of Agriculture, due March 11, 2011, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	$1,467,000	$1,465,000
Loan from Bank of Agriculture, due July 2, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000
Loan from Bank of Agriculture, due July 9, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000
Loan from Bank of Agriculture, due July 16, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	4,107,600	4,102,000
Loan from Bank of Agriculture, due July 23, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Total	$14,376,600	$14,357,000

     As of March 31, 2010 and June 30, 2009, land use right and building in Hunan are collateralized for the bank loans (see Note 8).
     Total interest expense for the above short term loans, net of capitalized interest, amounted to approximately $213,000 and $210,000 for the three months ended March 31, 2010 and 2009, respectively. Total interest expense, net of capitalized interest, amounted to approximately $661,000 and $637,000 for the nine months ended March 31, 2010 and 2009, respectively.
10. WARRANTS
     As part of the liquidation damage related to prior year financing activities, during the year ended June 30, 2008, the Company issued 576,425 warrants with exercise price of $5.76. The warrants provide the holder with the right to request the Company to cash-settle the warrants. Therefore, the warrants were classified as liability and recorded at fair value of $1,447,936 on December 31, 2007, the grant date, with the change in fair value recorded in the income of current period. As of March 31, 2010, the fair value of these warrants was $2,563,359. A loss of $849,448 and $2,392,992 was recognized for the three and nine months ended March 31, 2010, respectively.
     During the nine months ended March 31, 2010, 214,720 warrants were exercised using the cashless exercise option. 63,167 of ordinary shares were issued to the warrant holders.
     The changes in the fair value of warrants issued were as follows:

Amount
Balance, June 30, 2009	$1,180,477
Transfer to additional paid in capital for warrants exercised	(1,010,110)
Change in fair value	2,392,992

Balance, March 31, 2010	$2,563,359

     In 2006, as part of the compensation to a placement agent, Roth Capital Partners, LLC (“Roth Capital”), the Company issued to Roth Capital warrants to acquire 613,260 shares of common stock, exercisable at any time after June 30, 2008. The warrants have a strike price equal to $4.21. In addition, the Company issued to CCG Investor Relations Partners, LLC (“CCG”), an investor relations firm, warrants to acquire 37,287 shares of common stock. The warrants have a strike price equal to $4.61. The warrants have terms ranging from four to five years, and will permit cashless or net exercise at all times. The shares underlying the warrants will have registration rights. The warrant contains a standard anti-dilution provision for stock dividends, stock splits, stock combination, recapitalization and a change of control transaction.

     Effective July 1, 2009, the Company adopted the provisions of an accounting standard regarding instruments that are indexed to an entity’s own stock. As a result, the 613,260 warrants issued to Roth Capital and 37,287 warrants issued to CCG previously treated as equity are no longer afforded equity treatment because the strike price of the warrants is denominated in the U.S. dollar, a currency other than the Company’s functional currency, the Chinese RMB. As a result, the warrants are not considered indexed to the Company’s own stock, and should be reclassified to liability and all changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expire.
     Therefore, on July 1, 2009, the Company reclassified the fair value of these warrants, $1,731,901, from equity to liability as if these warrants were treated as a liability since their issuance in October 2006. The Company also reclassified $1,672,815 from additional paid-in capital, as a cumulative effect adjustment, $59,086, to the beginning retained earnings. As of March 31, 2010, the fair value of these warrants amounted to $5,025,030.
     The Company recorded a loss of $1,602,673 and $3,293,129, respectively, for the change of fair value of the warrants for the three and nine months ended March 31, 2010.
     The changes in the fair value of the warrants were as follows:

Amount
Balance of warrants, July 1, 2009	$—
Cumulative effect of reclassification of warrants	1,731,901
Change in fair value	3,293,129

Balance of warrants, March 31, 2010	$5,025,030

     The fair value of warrants as of July 1, 2010 and March 31, 2010 was calculated using the Black-Scholes-Merton model with the following assumptions:

	July 1, 2009	March 31, 2010

Fair value of common share	$5.76	$10.8
Expected term	1.77 - 4	1.02-3.25
Expected volatility	70%	63% - 73%
Expected dividend yield	0%	0%
Risk-free interest rate	0.93% - 2.04%	0.41% - 1.73%
     Warrants outstanding, warrants exercisable, weighted average exercise price and average remaining life were as follows:

	Warrants	Warrants	Weighted Average	Average Remaining
	Outstanding	Exercisable	Exercise Price	Contractual Life

Balance, June 30, 2009	1,226,972	1,226,972	$4.95	4.25
Granted	—	—	—	—
Forfeited	—	—	—	—
Exercised	214,720	214,720	—	—

Balance, March 31, 2010	1,012,252	1,012,252	$4.78	3.17

11. NONCONTROLLING INTEREST
     Noncontrolling interest consists of the 5% interest of the noncontrolling shareholders in Langfang Duoyuan and 0.6% interest of the noncontrolling shareholders in Hunan Duoyuan. Effective July 1, 2009, the Company adopted an accounting standard regarding noncontrolling interests. The adoption of this new standard requires retrospective application of the presentation and disclosure requirements of the standard to all periods presented. Consequently, the noncontrolling interests in the amounts of $2,245,927 and $1,761,712 have been included as a component of total equity in the March 31, 2010 and June 30, 2009 consolidated balance sheets, respectively, whereas previously they were shown outside of equity.

12. INCOME TAXES
     The Company is subject to U.S. federal and state income taxes and the Company’s subsidiaries incorporated in the PRC are subject to PRC income taxes.
     Duoyuan Printing, Inc. was incorporated in the U.S. and has incurred net operating losses for income tax purposes for the nine months ended March 31, 2010. As of March 31, 2010, the net operating loss carryforwards for U.S. income taxes is $3,105,637 which may be available to reduce future years’ taxable income. These carryforwards will expire, if not utilized, starting in 2027 through 2029. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for U.S. income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero.
     The Company has cumulative undistributed earnings of foreign subsidiaries of approximately $115.1 million as of March 31, 2010, which is included in retained earnings on the consolidated balance sheets and will continue to be indefinitely reinvested in international operations. Additionally, the Chinese tax authorities have clarified that distributions made out of pre-January 1, 2008 retained earnings would not be subject to the withholding tax. The Company has not quantified the deferred income tax liability that would arise if earnings in the third quarter were to be distributed or were determined to be no longer permanently reinvested.
     Our effective tax rates were 19.8% and 12.4% for the nine months ended March 31, 2010 and 2009, respectively. The income tax rate for Duoyuan China in 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China increased to 25.0% as a result of the expiration of preferential tax treatments granted to Duoyuan China in prior years. Hunan Duoyuan was tax exempted in 2009. Beginning on January 1, 2010, the income tax rate for Hunan Duoyuan increased to 25.0% as a result of the expiration of preferential tax treatments granted to Hunan Duoyuan in prior years.
     The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time.
13. VALUE ADDED TAX
     The Company is subject to a value added tax (“VAT”) in accordance with PRC laws at the standard rate, 17%, of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished products. A credit is also available for VAT paid on the purchases of equipment.
     Sales and purchases are recorded net of VAT collected and paid.
14. SHIPPING AND HANDLING
     Shipping and handling costs related to goods sold are included in selling expenses. Shipping and handling costs were approximately $482,000 and $273,000 for the three months ended March 31, 2010, and 2009, respectively. Shipping and handling costs were approximately $1,228,000 and $1,107,000 for the nine months ended March 31, 2010 and 2009, respectively.
15. ADVERTISING COSTS
     Advertising costs are expensed as incurred and included in selling expenses. Advertising costs were approximately $42,000 and $41,000 for the three months ended March 31, 2010 and 2009, respectively, and approximately $1,443,000 and $795,000 for the nine months ended March 31, 2010 and 2009, respectively.

16. STOCK-BASED COMPENSATION
     On October 16, 2009, the Board of Directors approved the 2009 Omnibus Incentive Plan (the “Plan”) to provide additional incentives to the Company’s employees. The Plan provides for the grant of a share option and restricted ordinary shares.
     Under the Plan, the Company granted an option on November 6, 2009 to its Chief Financial Officer (“CFO”) to purchase 100,000 ordinary shares. In addition, the Company granted 875,000 nonvested share awards to certain executives and employees on November 6, 2009.
Share option
     The share option was granted at an exercise price of $8.50, vests over 4 years of continuous service, with 25% of the option to be vested on each of the second, third, fourth and fifth anniversaries of the CFO’s employment start date, and expire in ten years. Compensation expense is recognized on a graded vesting schedule for each tranche. The value of options granted was estimated on the date of the grant using the Black-Scholes-Merton model based on the following assumptions:

Expected term	6.2 years
Expected volatility	70%
Expected dividend yield	0%
Risk-free interest rate	2.45%
     The Company used the closing price of the Company’s stock traded in the New York Stock Exchange as the fair value of the common stock as of the grant date. Since the Company did not have a trading history at the time the share option was granted, the expected volatility was based on the historical volatilities of comparable publicly traded companies engaged in a similar industry and/or operating in a similar region with a three to ten-year look back period, depending on the trading history of each comparable publicly traded company. The fair value of the options granted was $5.43 per share on the grant date. Accordingly, related compensation expense of $34,751 and $57,755, respectively, for the three and nine months ended March 31, 2010 is included in general and administrative expenses. The unrecognized compensation cost related to these options as of March 31, 2010 amounted to approximately $485,000, which will be recognized ratably over the weighted average period of approximately 3.5 years.
     The following is a summary of the option activity:

			Weighted	Weighted Average
			Average	Remaining
	Number of	Options	Exercise	Contractual Life	Aggregate
	Options	Exercisable	Price	(Years)	Intrinsic Value
Outstanding, June 30, 2009	—	—	$—	—	—
Granted	100,000	—	8.50	—	—
Forfeited	—	—	—	—	—
Exercised	—	—	—	—	—

Outstanding, March 31, 2010	100,000	—	$8.50	9.60	$230,000

Nonvested share awards
     The value of the nonvested share awards was based on the initial public offering price of the Company’s stock on the date of the grant. The common shares under this grant are subject to a six-month cliff vesting period. Accordingly, the compensation expense is recognized ratably over this vesting period, and compensation expense of $3,698,204 and $5,999,309, respectively, for the three and nine months ended March 31, 2010 is recorded according to where the grantee’s regular compensation is recorded as follows:

	Three months ended	Nine months ended
	March 31, 2010	March 31, 2010
Cost of revenues	$81,994	$133,013
Research and development expenses	154,268	250,257
Selling expenses	224,006	363,837
General and administrative expenses	3,237,936	5,252,202

	$3,698,204	$5,999,309

     As of March 31, 2010, the unrecognized compensation cost related to the nonvested share awards amounted to approximately $1,438,000, which will be recognized ratably over the weighted average period of approximately 0.1 years.
17. COMPREHENSIVE INCOME
     The comprehensive income included in the statement of stockholders’ equity relates to adjustments for foreign currency translation (see Note 2). Accumulated comprehensive income amounted to $10,990,337 and $10,788,585 as of March 31, 2010 and June 30, 2009, respectively. Asset and liability accounts at March 31, 2010 were translated at RMB 6.82 to $1.00, as compared to RMB 6.83 to $1.00 at June 30, 2009. The average translation rates applied to the consolidated statements of income for the nine months ended March 31, 2010 and 2009 were RMB 6.82 to $1.00 and RMB 6.83 to $1.00, respectively
18. EARNINGS PER SHARE
     The Company reports earnings per share in accordance with the provisions of the related accounting standard. This standard requires presentation of basic and diluted earnings per share in conjunction with the disclosure of the methodology used in computing such earnings per share. Basic earnings per share is computed by dividing net income attributable to holders of common stock of Duoyuan Printing, Inc. by the weighted average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock.
     The following is a reconciliation of the basic and diluted earnings per share computation:

	2010	2009
For the three months ended March 31:
Net income attributable to holders of common stocks of Duoyuan Printing, Inc.	$1,105,853	$4,910,981
Weighted average shares used in computing basic net income attributable to Duoyuan Printing, Inc. per share:
Basic	30,563,217	25,000,050
Dilutive effect of nonvested share awards	521,147	—
Dilutive effect of warrants	491,570	—
Dilutive effect of stock options	—	—
Diluted	31,575,934	25,000,050
Earnings per share:
Basic	$0.04	$0.20
Diluted	$0.03	$0.20

	2010	2009
For the nine months ended March 31:
Net income attributable to holders of common stocks of Duoyuan Printing, Inc.	$19,030,840	$26,067,717

Weighted average shares used in computing basic net income contributable to Duoyuan Printing, Inc. per share:
Basic	27,958,190	25,000,050
Dilutive effect of nonvested share awards	97,334	—
Dilutive effect of warrants	257,379	—
Dilutive effect of stock options	—	—

Diluted	28,312,903	25,000,050

Earnings per share:
Basic	$0.68	$1.04

Diluted	$0.67	$1.04

     At March 31, 2010, 1,012,252 warrants were included in the calculation of diluted earnings per share because the average fair value of common stock exceeded weighted average exercise price of warrants of $4.78. At June 30, 2009, 1,226,972 warrants, whose weighted average exercise price is $4.95, were excluded from the calculation of diluted earnings per share because of their anti-dilutive effect.
19. SEGMENT INFORMATION
     The Company’s chief operating decision maker is the Chief Executive Officer, who reviews consolidated results of operations prepared in accordance with U.S. GAAP when making decisions about allocating resources and assessing performance of the Group; hence, the Company has only one operating segment.
     The Company operates in the PRC and all of the Group’s long-lived assets are located in the PRC. All of the Company’s revenues are generated from customers headquartered in the PRC.

     The gross revenues consist of the following products:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2010	2009	2010	2009
	(dollars in thousands)
Pre-press
Computer-to-plate systems	$1,028	$924	$2,980	$2,771
Press
Single color small format	970	807	3,763	3,303
Single color large format	1,824	1,687	7,524	8,467
Multicolor small format	8,041	6,020	31,763	25,474
Multicolor large format	11,587	8,165	54,175	41,269
Adjustments	(47)	(191)	(1,099)	(855)

Total Revenues	$23,403	$17,412	$99,106	$80,429

     Adjustments to revenue include sales rebates paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets for the three months period. The sales rebates are paid at the end of each quarter. Adjustments also include sales tax paid to the PRC taxing authorities for the sale of our products. Accordingly, these amounts are netted against revenues.
20. RELATED PARTY TRANSACTIONS
     The Company leased office space from Duoyuan China Water Recycle Technology Industry Co., a related party. On June 30, 2008, the Company and Duoyuan Water Recycle Technology Industry Co. terminated the lease pursuant to a termination agreement. The title of property transferred to Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party, which Mr. Wenhua Guo is the sole shareholder. On July 1, 2008, the Company entered into a lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from July 1, 2008 to December 31, 2009. On December 15, 2009, the Company renewed its lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from January 1, 2010 to December 31, 2012. Total lease expense for the three-year term will be $988,987 (See Note 22).
     For the three months ended March 31, 2010 and 2009, rental expense related to this office lease amounted to $82,416 and $41,153, respectively. For the nine months ended March 31, 2010 and 2009, rental expense related to this office lease amounted to $164,721 and $123,457, respectively.
21. STATUTORY SURPLUS RESERVE FUND
     The Company is required to transfer 10% of its net income, as determined in accordance with the PRC accounting rules and regulations, to a statutory surplus reserve fund until such reserve balance reaches 50% of the Company’s registered capital.
     The transfer to this reserve must be made before distribution of any dividends to shareholders. For the three months ended March 31, 2010 and 2009, the Company transferred $514,301 and $819,372, respectively, to this reserve. For the nine months ended March 31, 2010 and 2009, the Company transferred $2,264,865 and $4,377,614, respectively, to this reserve. The surplus reserve fund is non-distributable other than during liquidation and can be used to fund previous years’ losses, if any. It may also be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, provided that the remaining reserve balance after such issue is not less than 25% of the registered capital.
22. OPERATING LEASES
     On July 1, 2008, the Company entered into a lease agreement (see Note 20) with Duoyuan Information Terminal Manufacture (Langfang) Co. Ltd. with annual lease payments totaling $164,610. On December 15, 2009, the Company renewed its lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., from January 1, 2010 to December 31, 2012 with fixed annual lease payments totaling $329,664.

     In addition, the Company leases sixteen sales offices in sixteen different Chinese provinces with various terms with latest office lease due to expire in December 2010. The monthly lease amounts for these offices are de minimis.
     Total lease expense for the three months ended March 31, 2010 and 2009 was $122,634 and $53,362, respectively. Total lease expense for the nine months ended March 31, 2010 and 2009 was $273,750 and $191,787, respectively. Total future minimum lease payments at March 31, 2010, are as follows:

Years ending June 30,	Amount
2010	$412,775
2011	329,664
2012	247,243
23. RETIREMENT PLAN
     The Company’s retirement plan includes two parts. The first to be paid by the Company is 20% of the employee’s actual salary in the prior year. The other part, paid by the employee, is 8% of the actual salary. The Company’s contributions amounted to approximately $273,000 and $256,000 for the three months ended March 31, 2010 and 2009, respectively. The Company’s contributions amounted to approximately $819,000 and $769,000 for the nine months ended March 31, 2010 and 2009, respectively.
24. FAIR VALUE
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
     As of March 31, 2010, the Company held certain financial liabilities that are required to be measured at fair value on a recurring basis. These consisted of the Company’s warrants.
     As of March 31, 2010 and June 30, 2009, the Company’s management determined that certain inputs significant to the fair value measurement of the Company’s warrant liability falls under level 3 of the valuation hierarchy (i.e., the lowest level of input to the fair value measurement), and therefore it rendered the fair value measurement of the warrant liability under the same classification.

     There were no changes during the quarter ended March 31, 2010 to the Company’s valuation techniques used to measure the warrants liability fair values on a recurring basis. As of March 31, 2010, the Company did not have any non-financial assets or liabilities that are required to be measured at fair value on a recurring or non-recurring basis.
     The following tables set forth by level within the fair value hierarchy the Company’s financial assets and liabilities accounted for at fair value on a recurring basis.

	Fair Value as of	Fair Value Measurement at March 31, 2010
	March 31, 2010	using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$7,588,389			$7,588,389

	Fair Value as of	Fair Value Measurement at June 30, 2009
	June 30, 2009	using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Warrant liability	$1,180,477			$1,180,477
25. COMMITMENTS AND CONTINGENCIES
Construction-in-progress
     Construction-in-progress relates to the building and equipment improvement initiative at the Langfang Duoyuan facility. On February 20, 2010, the Company entered into a construction agreement with China Construction Sixth Engineering Bureau Civil Engineering Co. Ltd. to build a new manufacturing facility. As of March 31, 2010, approximately $15 million remains outstanding on this agreement. This project is expected to be completed in September 2010.
Equipment purchase agreement
     In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. As of March 31, 2010, $378,696, or 5% of the total commitment, remains outstanding on this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This quarterly report on Form 10-Q for the quarter ended March 31, 2010 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Generally, the words “believe,” “anticipate,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “predict,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning expectations of us and our directors and officers regarding, among other things, working capital requirements, financing requirements, business prospects, trends affecting us and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this quarterly report on Form 10-Q or other reports or documents we file with the Securities and Exchange Commission, or the SEC, from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We do not ordinarily make projections of our future operating results and undertake no obligation (and expressly disclaim any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by us with the SEC. In addition, the forward-looking statements in this quarterly report on Form 10-Q for the quarter ended March 31, 2010 involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of us to differ materially from those expressed in or implied by the forward-looking statements contained herein. Please see the “Risk Factors” in Item 1A of Part II of this quarterly report on Form 10-Q.
General Overview
Business
We are a leading offset printing equipment supplier in China, headquartered in Beijing. We design, manufacture and sell offset printing equipment used in the offset printing process. The offset printing process includes the following three stages: (1) “pre-press,” which is the transfer of images to printing plates; (2) “press,” which is the transfer of images from printing plates to another media, such as paper; and (3) “post-press,” which is the last step of the offset printing process that includes cutting, folding, binding, collating and packaging. We manufacture one product under the pre-press product category (a computer-to-plate system, or CTP system) and seventeen products across four product lines under the press product category (single color small format presses, single color large format presses, multicolor small format presses and multicolor large format presses). We plan to begin commercial production and sale of certain post-press products, including cold-set corrugated paper machines, which make corrugated cardboard paper, by the end of 2010. Through our technical innovation and precision engineering, we offer a broad range of quality and durable offset printing equipment at competitive prices. With over 85 distributors in over 65 cities and 28 provinces, we have one of the largest distribution networks for offset printing equipment suppliers in China. We believe our extensive network allows us to be closer to our end-user customers and enables us to be more responsive to local market demand.
Corporate History
We are organized under the law of the State of Wyoming. On October 6, 2006, we closed an equity transfer agreement with Duoyuan Investments Limited, or Duoyuan Investments, pursuant to which we acquired Duoyuan Digital Press Technology Industries (China) Co., Ltd., or Duoyuan China, and commenced our present line of offset printing equipment business. We conduct all of our business through our principal operating subsidiary, Duoyuan China, and three manufacturing subsidiaries, Langfang Duoyuan Digital Technology Co., Ltd., or Langfang Duoyuan, Hunan Duoyuan Printing Machinery Co., Ltd., or Hunan Duoyuan and Hunan Duoyuan Machinery Manufacturing Co., Ltd., or Hunan Machinery. Duoyuan China’s principal business activities include marketing and sale of our offset printing equipment, technical support to our distributors, as well as overall strategic planning and management of our business. Langfang Duoyuan’s principal business activities include the manufacturing of our CTP system, and two of our press products, namely our single color small format presses and multicolor small format presses. Hunan Duoyuan’s principal business activities include the manufacturing of two of our press products, namely our single color large format presses and multicolor large format presses. Hunan Machinery’s principal business activities include production and supply of key parts and components to the other manufacturing subsidiaries. Our majority shareholder is Duoyuan Investments, which is a British Virgin Islands company wholly owned by Wenhua Guo, our chairman of the board.
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
Changes in PRC Tax Regulations
Our Chinese subsidiaries have enjoyed significant tax preferential treatments. These preferential tax treatments were applicable to foreign invested manufacturing enterprises scheduled to operate for a period of not less than ten years in accordance with the Foreign Invested Enterprise Income Tax Law, or FIE Income Tax Law, which was effective until December 31, 2007. The additional tax that would otherwise be payable without such preferential tax treatments totaled $7.9 million for the year ended June 30, 2008 and $4.3 million for the year ended June 30, 2009. The additional tax that would otherwise be payable without such preferential tax treatments totaled $2.0 million for the nine months ended March 31, 2010.
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
Revenue
Our revenue is reported net of value-added taxes, or VAT, that are levied on our products. As of March 31, 2010, all of our products were subject to a VAT at a rate of 17% of the gross sales price. We also offer sales rebates as an incentive for large purchase orders. These sales rebates are recorded as a reduction of our revenue.
We derive all of our revenue from the sale of our offset printing equipment to distributors in China. We sell products in the pre-press and press product categories of offset printing equipment. Substantially all our revenue is derived from the sale of our press printing equipment. Pre-press printing equipment comprised approximately 4.4% of our revenue and press printing equipment comprised approximately 95.6% of our revenue for the three months ended March 31, 2010, as adjusted for sales rebates. For the three months ended March 31, 2010, within the press product category of printing equipment, we derived 83.9% of our revenue from the sale of our multicolor (small and large format) presses, before adjustment for sales rebates.
Our multicolor (small and large format) presses were our best selling products for the three months ended March 31, 2010. For the three months ended March 31, 2010, our multicolor large format presses accounted for approximately 49.5% of our revenue and our multicolor small format presses accounted for approximately 34.4% of our revenue, before adjustment for sales rebates. The following table provides a breakdown of our revenue, by product category:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
		% of		% of		% of		% of
	$	revenues	$	revenues	$	revenues	$	revenues
	(dollars in thousands)
Pre-press
Computer-to-plate systems	1,028	4.4%	924	5.3%	2,980	3.0%	2,771	3.4%
Press
Single color small format	970	4.1%	807	4.6%	3,763	3.8%	3,303	4.1%
Single color large format	1,824	7.8%	1,687	9.7%	7,524	7.6%	8,467	10.5%
Multicolor small format	8,041	34.4%	6,020	34.6%	31,763	32.0%	25,474	31.7%
Multicolor large format	11,587	49.5%	8,165	46.9%	54,175	54.7%	41,269	51.3%
Adjustments	(47)	-0.2%	(191)	-1.0%	(1,099)	-1.1%	(855)	-1.1%

Total Revenues	23,403	100.0%	17,412	100.0%	99,106	100.0%	80,429	100.0%

Sales to distributors in China account for all of our revenue. We use an extensive distribution network to reach a broad end-user customer base. We generally make sales on a purchase order and short-term agreement basis. We do not have long-term volume purchase contracts with any of our distributors. No single distributor accounted for more than 4% of our revenue during the three months ended March 31, 2010.
Adjustments to revenue accounted for 0.2% for the three months ended March 31, 2010, for sales rebates paid to distributors as part of our incentive program that rewards those distributors who meet or exceed their sales targets for the three months period. Adjustments also include sales tax paid to the PRC taxing authorities for the sale of our products. We provide sales rebates, or discounts of 2% to 4%, to distributors based on purchase orders and cash receipts. The greater the dollar amount of the purchase order and cash receipts, the higher the percentage rebate we offer to our distributors. These sales rebates are paid at the end of each quarter. We intend to continue this incentive program.
Raw Material Costs
Our principal raw materials are steel, iron and electronic components. We produce a substantial majority of our key components in-house through Hunan Machinery. We purchase all other raw materials and components from Chinese suppliers. The relatively low operation, labor and raw material costs in China have historically allowed us to maintain our low cost of revenue. However, as the global economy continues to recover, we expect our raw material costs will increase.
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
Employee Share-Based Compensation Expenses
We account for employee share-based compensation expenses at the fair value of the share awards on the date of grant and recognized over the service period for awards expected to vest. The fair value of nonvested stock units is determined based on the number of shares granted and the quoted price of our common stock.
On November 6, 2009, we granted certain employees, including members of our executive management team, but excluding our chief executive officer and chief financial officer, 875,000 nonvested shares. All of the common shares subject to these grants vested six months following the grant. The compensation expense was recognized ratably over the vesting period. As a result of these common share grants to our employees, we incurred employee share-based compensation charges of $3.7 million during the three months ended March 31, 2010 and $6.0 million during the nine months ended March 31, 2010, based on the initial public offering price of $8.50 per common share on the New York Stock Exchange on November 6, 2009.
During the three and nine months ended March 31, 2010, the compensation expense of $3,698,204 and $5,999,309, respectively, was recorded according to where the grantee’s regular compensation was recorded as follows:

	Three Months	Nine Months
	Ended March	Ended March
	31, 2010	31, 2010
Cost of revenues	$81,994	$133,013
Research and development expense	154,268	250,257
Selling expense	224,006	363,837
General and administrative expense	3,237,936	5,252,202

	$3,698,204	$5,999,309

We currently estimate that we will record compensation expense of $1.4 million during the three months ended June 30, 2010 in line with the six month vesting schedule as discussed above.
In addition, on November 6, 2009, we granted our chief financial officer an option to purchase up to 100,000 common shares at the initial public offering price. One quarter of these options vested on October 1, 2010, with the remainder of the options vesting ratably on a monthly basis through October 1, 2013. This grant resulted in additional stock-based compensation expense of $0.06 million for the nine months ended March 31, 2010.
Results of Operations
The following table sets forth selected data from our consolidated statements of income for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2010		2009		2010		2009
	$	%	$	%	$	%	$	%
	(dollars in thousands)

Revenue, net	23,403	100%	17,412	100%	99,106	100%	80,429	100%
Cost of revenue	11,100	47%	8,354	48%	46,453	47%	37,294	46%

Gross profit	12,303	53%	9,058	52%	52,653	53%	43,135	54%

Research and development	461	2%	286	2%	1,454	1%	1,471	2%

Selling expenses	2,051	9%	1,476	8%	9,116	9%	6,975	9%

General and administrative expenses	3,680	16%	1,057	6%	8,799	9%	3,333	4%

Income from operations	6,111	26%	6,239	36%	33,284	34%	31,356	39%
Change of the fair value of warrants	(2,452)	-11%	30	0%	(5,686)	-6%	194	0%
Other expenses	—	—	—	—	—	—	(957)	-1%
Interest expense and other charges	(213)	-1%	(211)	-1%	(661)	-1%	(637)	-1%
Interest income	55	0%	105	0%	129	0%	174	0%

Other expense, Net	(158)	-1%	(106)	-1%	(532)	-1%	(1,420)	-2%

Income before provision for income taxes and noncontrolling interest	3,501	15%	6,163	35%	27,066	27%	30,130	37%
Provision for income taxes	2,295	-10%	1,181	7%	7,553	8%	3,712	4%

Net income	1,206	5%	4,982	28%	19,513	19%	26,418	33%
Less: Net income attributable to noncontrolling interest	100	0%	71	0%	482	0%	350	0%

Net income attributable to Duoyuan Printing, Inc.	1,106	5%	4,911	28%	19,031	19%	26,068	33%

Comparison of Three Months Ended March 31, 2010 and March 31, 2009
Revenue
Our revenue increased by $6.0 million, or 34.4%, from $17.4 million for the three months ended March 31, 2009 to $23.4 million for the three months ended March 31, 2010, primarily as a result of an increase in sale of our higher priced and higher margin multicolor presses during this period. Revenue for our pre-press printing equipment for the three months ended March 31, 2010 increased by $0.1 million, or 11.2%, when compared to the three months ended March 31, 2009. Also, revenue for our press printing equipment for the three months ended March 31, 2010 increased by $5.7 million, or 34.4%, when compared to the three months ended March 31, 2009.
Pre-press Printing Equipment. Revenue from our CTP system equipment increased by $0.1 million, or 11.2%, from $0.9 million during the three months ended March 31, 2009 to $1.0 million for the three months ended March 31, 2010. We increased our sales by showcasing our CTP system in one additional exhibition and trade show during the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
Press Printing Equipment.
Revenue from the sale of our press printing equipment increased by $5.7 million, or 34.4%, from $16.7 million during the three months ended March 31, 2009 to $22.4 million for the three months ended March 31, 2010, before adjustment for sales rebates. This increase was primarily due to an increase in sales of our multicolor (small and large format) presses.
Single color small format press. Revenue for our single color small format presses increased by $0.2 million, or 20.2%, from $0.8 million during the three months ended March 31, 2009 to $1.0 million during the three months ended March 31, 2010, before adjustment for sales rebates. Overall, we sold more single color small format presses during the three months ended March 31, 2010 when compared to the three months ended March 31, 2009 as we increased promotion of our newest single color small format press, Model DY56T, which was introduced in April 2009. In addition, the demand for our other single color small format presses increased as we promoted our single color small format presses in three additional exhibitions and trade shows during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. During the three months ended March 31, 2010, we attended more exhibitions and trade shows in the second tier cities to increase the demand of our single color presses.
Single color large format press. Revenue for our single color large format presses increased by $0.1 million, or 8.1%, from $1.7 million during the three months ended March 31, 2009 to $1.8 million during the three months ended March 31, 2010, before adjustment for sales rebates. Our revenue increased as we introduced a new single color large format press, Model DY 104, in March 2010. In addition, sale of our other single color large format presses increased during the three months ended March 31, 2010, compared to the three months ended March 31, 2009, as we participated in three additional exhibitions and trade shows. During the three months ended March 31, 2010, we attended more exhibitions and trade shows in the second tier cities to increase the demand of our single color presses.
Multicolor small format press. Revenue for our multicolor small format presses increased by $2.0 million, or 33.6%, from $6.0 million during the three months ended March 31, 2009 to $8.0 million during the three months ended March 31, 2010, before adjustment for sales rebates. We believe the increased sales of our multicolor small format press were partially a result of our increased marketing activities. We promoted our multicolor small format press through ten additional exhibitions and trade shows during the three months ended March 31, 2010 when compared to three months ended March 31, 2009. Furthermore, we introduced a new model, DY552, in September 2009, which generated additional revenue of $1.2 million for us during the three months ended March 31, 2010.
Multicolor large format press. Revenue for our multicolor large format presses increased by $3.4 million, or 41.9%, from $8.2 million during the three months ended March 31, 2009 to $11.6 million during the three months ended March 31, 2010, before adjustment for sales rebates. We believe the increased sales of our multicolor large format presses were partially a result of our increased marketing activities. In the three months ended March 31, 2010, we promoted our multicolor presses in 13 additional exhibitions and trade shows when compared with the three months ended March 31, 2009. Revenue from our new multicolor large format presses, Model DY474II and Model PZ-4660AL, which were introduced in November 2008 and February 2009, respectively, continued to be strong as we increased the promotion of these new models through exhibitions and trade shows. Also, we believe sales of these products continued to increase as the customers became more familiar with the functionality of these products. The overall increase in revenue from these two models was $2.5 million. Furthermore, combined sale of our other multicolor large format presses increased during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

Cost of Revenue
Our cost of revenue can vary significantly from quarter to quarter, but generally it is in proportion to the number of products we sell in any given quarter. We typically incur higher costs in the first and second quarters of each fiscal year primarily due to the increase in the volume of our products sold.
Our cost of revenue increased by $2.7 million, or 32.9%, from $8.4 million for the three months ended March 31, 2009 to $11.1 million for the three months ended March 31, 2010. This increase was primarily due to an increase in the volume of our products sold during this period, particularly sales of our multicolor presses. This increase in sales contributed to the increase in consumption of raw materials and components across our pre-press and press product categories as our revenue increased by 34.4% from the three months ended March 31, 2009 to the three months ended March 31, 2010. As a percentage of revenue, our cost of revenue decreased 0.6% from 48.0% for the three months ended March 31, 2009 to 47.4% for the three months ended March 31, 2010.
Gross Profit
As a result of the factors above, our gross profit increased by $3.2 million, or 35.8%, from $9.1 million for the three months ended March 31, 2009 to $12.3 million for the three months ended March 31, 2010. The increase in our gross profit during this period was due to the increase in our revenues by 34.4%. Our gross profit margins increased 0.6% from 52.0% for the three months ended March 31, 2009 to 52.6% for the three months ended March 31, 2010. Our gross profit percentage increased because of increased sales of higher margin multicolor presses.
Selling Expenses
Our selling expenses increased by $0.6 million, or 39.0%, from $1.5 million for the three months ended March 31, 2009 to $2.1 million for the three months ended March 31, 2010. This increase was primarily due to an increase in salary expense to our sales professionals and in shipping expenses for delivery of our products. Our salary expense increased as we paid more commissions due to the increase in sales. Our shipping expenses increased because we sold more units during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.
As a percentage of revenue, our selling expenses increased 0.3% from 8.5% for the three months ended March 31, 2009 to 8.8% for the three months ended March 31, 2010. This increase was mainly because our shipping expenses increased as we shipped a higher number of units of multicolor presses during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Per unit shipping cost of multicolor presses are higher than the single color presses due to their size and weight.
General and Administrative Expenses
General and administrative expenses increased by $2.6 million, or 248.4%, from $1.1 million for the three months ended March 31, 2009 to $3.7 million for the three months ended March 31, 2010. This increase was mainly due to $3.3 million share-based compensation expense related to our grant of restricted share awards to certain employees in our management and administration division and share options to our CFO in November 2009. However, this increase was offset by the reduction of our allowance for doubtful accounts by $1.1 million.
As a percentage of revenue, general and administrative expenses increased 9.6% from 6.1% for the three months ended March 31, 2009 to 15.7% for the three months ended March 31, 2010. This increase was mainly due to our share-based compensation expense for nonvested stock and stock options granted in November 2009.
Research and Development Expenses
Our research and development expenses increased by $0.2 million, or 61.3%, from $0.3 million for the three months ended March 31, 2009 to $0.5 million for the three months ended March 31, 2010. For the three months ended March 31, 2010, our research and development efforts were mainly focused on developing two new products (a new CTP system and a new multicolor large format press) as well as the planned packaging equipment product, our cold-set corrugated paper machine, which are scheduled to be released in calendar 2010. In addition, we introduced a new single color large format press, Model DY104, in March 2010. During the three months ended March 31, 2009, our research and development efforts were focused on developing or enhancing two new and existing press products, Model PZ 4660-AL, which was introduced in February 2009 and Model DY 552, which was introduced in September 2009.

As a percentage of revenue, research and development expenses increased 0.4% from 1.6% for the three months ended March 31, 2009 to 2.0% for the three months ended March 31, 2010.
Income from Operations
Income from operations decreased by $0.1 million, or 2.1%, from $6.2 million for the three months ended March 31, 2009 to $6.1 million for the three months ended March 31, 2010.
The decrease was due to our share-based compensation expense of $3.7 million from nonvested stock and stock options granted in November, 2009. Excluding the impact of this expense, our income from operations for the three months ended March 31, 2010 would have been $9.8 million.
We believe excluding the impact of our share-based compensation expense on our income from operations is a non-GAAP financial measure as contemplated by SEC Regulation G, Rule 100. This non-GAAP measure is discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 33.
Change in Fair Value of Warrants
Loss from change in fair value of warrants increased by $2.5 million from gain of $0.03 million for the three months ended March 31, 2009 to a loss of $2.5 million for the three months ended March 31, 2010. Financial instruments represent warrants issued to unrelated investors in our 2006 private placement offering as well as warrants issued to the private placement offering agent and investment relations firm for their services.
The warrants are recorded as a liability on the balance sheet. The fair value of the warrants changes depending on the market price of underlying common stock, the exercise period, volatility and the risk-free interest rate. Any increase or decrease in the liability is recorded as income or loss in the income statement. We will experience some uncertainty in our income statement as we are subject to these increases or decreases until either all warrants are exercised or the exercise period has expired.
Other Expense
Our other expenses increased by $0.1 million, or 48.5%, from $0.1 million for the three months ended March 31, 2009 to $0.2 million for the three months ended March 31, 2010. We had interest expense of $0.2 million from our short-term borrowing during the three months ended March 31, 2010 as well as during the three months ended March 31, 2009. The interest expense is offset by interest income.
Net Income Attributable to Noncontrolling Interest
Our noncontrolling interest stayed constant at $0.1 million for the three months ended March 31, 2009 and 2010, respectively.
Provision for Income Taxes
Our provision for income taxes increased by $1.1 million, or 94.4%, from $1.2 million for the three months ended March 31, 2009 to $2.3 million for the three months ended March 31, 2010. This increase was primarily due to the increase in our revenue by 34.4% over the same period and an increase in the income tax rate applicable to Hunan Duoyuan, which was tax exempted in 2009. Beginning on January 1, 2010, the income tax rate for Hunan Duoyuan increased to 25.0% as a result of the expiration of preferential tax treatments granted to Hunan Duoyuan in prior years. Our effective tax rates were 19.4% for the three months ended March 31, 2009 and 25.0% for the three months ended March 31, 2010.
Duoyuan China began paying income tax in January 1, 2006. The income tax rate for Duoyuan China prior to January 1, 2008 was 16.5% and the income tax rate for Duoyuan China from January 1, 2008 to December 31, 2008 was 12.5%. Beginning January 1, 2009, the income tax rate for Duoyuan China increased to 25.0%. Langfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25.0%. Hunan Machinery was subject to an income tax rate of 25.0% upon its inception on January 8, 2010.

Net Income Attributable to Duoyuan Printing, Inc.
As a result of the foregoing, our net income attributable to Duoyuan Printing, Inc. decreased by $3.8 million, or 77.5%, from $4.9 million for the three months ended March 31, 2009 to $1.1 million for the three months ended March 31, 2010. This decrease was mainly due to our share-based compensation expense of $3.7 million for nonvested stock and stock options granted in November 2009 and change in fair value of warrants of $2.5 million. Excluding the impact of these expenses, our net income in the three months ended March 31, 2010 would have been $7.3 million.
As a percentage of revenue, our net income attributable to Duoyuan Printing, Inc. decreased 23.5% from 28.2% for the three months ended March 31, 2009 to 4.7% for the three months ended March 31, 2010. This decrease was mainly due to our share-based compensation expense for nonvested stock and stock options granted in November 2009 and change in fair value of warrants. Excluding the impact of these expenses, as a percentage of revenue, our net income in the three months ended March 31, 2010 would have been 31.2%.
We believe excluding the impact of our share-based compensation expense and change in fair value of warrants on our net income are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These non-GAAP measures are discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 33.
Comparison of Nine Months Ended March 31, 2010 and March 31, 2009
Revenue
Our revenue increased by $18.7 million, or 23.2%, from $80.4 million for the nine months ended March 31, 2009 to $99.1 million for the nine months ended March 31, 2010, primarily as a result of an increase in volume of products sold during this period. Revenue for our pre-press printing equipment increased by $0.2 million, or 7.5%, from $2.8 million for the nine months ended March 31, 2009 to $3.0 million for the nine months ended March 31, 2010. In addition, revenue for our press printing equipment for the nine months ended March 31, 2009 increased by $18.7 million, or 23.8%, when compared to the nine months ended March 31, 2010. This increase in revenue was mainly attributable to an increase in the volume of our higher price, higher margin multicolor presses sold during this period.
Pre-press Printing Equipment. Revenue of our CTP system equipment increased by $0.2 million, or 7.5%, from $2.8 million during the nine months ended March 31, 2009 to $3.0 million for the nine months ended March 31, 2010. We increased our sale by showcasing our CTP system in two additional exhibition and trade show during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.
Press Printing Equipment.
Revenue from the sale of our press printing equipment increased by $18.7 million, or 23.8%, from $78.5 million during the nine months ended March 31, 2009 to $97.2 million for the nine months ended March 31, 2010, before adjustment for sales rebates. This increase was primarily due to an increase in demand for our multicolor (small and large format) presses.
Single color small format press. Revenue for our single color small format presses increased by $0.5 million, or 13.9%, from $3.3 million during the nine months ended March 31, 2009 to $3.8 million during the nine months ended March 31, 2010, before adjustment for sales rebates. Overall, we sold more single color small format presses during the nine months ended March 31, 2010 when compared to the nine months ended March 31, 2009 as we increased promotion of our newest single color small format press, Model DY56T, which was introduced in April 2009. However, the increase from the sale of this new model was offset by the decrease in sale of our other single color small format presses. Sales of our other single color small format presses decreased as we promoted these other models in fewer exhibitions and tradeshows during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. During the nine months ended March 31, 2010, our promotional efforts were primarily focused on multicolor (small and large formats) presses.
Single color large format press. Revenue for our single color large format presses decreased by $1.0 million, or 11.1%, from $8.5 million during the nine months ended March 31, 2009 to $7.5 million during the nine months ended March 31, 2010, before adjustment for sales rebates. Although we participated in more exhibitions and trade shows during the nine months ended March 31, 2010 when compared to the nine months ended March 31, 2009, we decreased the promotion of single color large format presses in these events. Our promotional efforts were more focused on multicolor presses during the nine months ended March 31, 2010. In addition, revenue decreased because the sale of a model with lower sales price (but higher gross profit margin) increased and the sale of a model with higher sales price (but lower gross profit margin) decreased during the nine months ended March 31, 2010 when compared to the nine months ended March 31, 2009.

Multicolor small format press. Revenue for our multicolor small format presses increased by $6.3 million, or 24.7%, from $25.5 million during the nine months ended March 31, 2009 to $31.8 million during the nine months ended March 31, 2010, before adjustment for sales rebates. We believe the increased demand for our multicolor small format press was partially a result of our increased marketing activities. We promoted our multicolor small format press through 23 additional exhibitions and trade shows during the nine months ended March 31, 2010 when compared to the nine months ended March 31, 2009. Specifically, we increased promotion of Model DY456, mostly used by commercial printers that print books, magazines, corporate brochures, product catalogues, labels and small packages. Furthermore, we introduced a new model, DY552, in September 2009 which generated additional revenue of $5.7 million for us.
Multicolor large format press. Revenue for our multicolor large format presses increased by $12.9 million, or 31.3%, from $41.3 million during the nine months ended March 31, 2009 to $54.2 million during the nine months ended March 31, 2010, before adjustment for sales rebates. We believe the increased demand for our multicolor large format presses was partially a result of our increased marketing activities. In the nine months ended March 31, 2010, we participated in 69 exhibitions and trade shows, an increase of 31 exhibitions and trade shows when compared with the nine months ended March 31, 2009. We increased the sale of our new multicolor large format presses, Model DY474II and Model PZ-4660AL, which were introduced in November 2008 and February 2009, respectively. We increased the promotion of these new models through exhibitions and trade shows. Also, demand for these products increased as the customers became more familiar with the functionality of our products. The overall increase in revenue from these two models was $23.8 million. Revenue from the sale of these models was offset by the decrease in revenue from the sale of our existing models, DY474 and PZ-4660.
Cost of Revenue
Our cost of revenue can vary significantly from quarter to quarter, but generally it is in proportion to the number of products we sell in any given quarter. We typically incur higher costs in the first and second quarters of each fiscal year primarily due to the increase in the volume of our products sold.
Our cost of revenue increased by $9.2 million, or 24.6%, from $37.3 million for the nine months ended March 31, 2009 to $46.5 million for the nine months ended March 31, 2010. This increase was primarily due to an increase in the volume of our products sold during this period, particularly sales of our multicolor presses. This increase in sales contributed to the increase in consumption of raw materials and components across our pre-press and press product categories as our revenue increased by 23.2% from the nine months ended March 31, 2009 to the nine months ended March 31, 2010. As a percentage of revenue, our cost of revenue increased 0.5% from 46.4% for the nine months ended March 31, 2009 to 46.9% for the nine months ended March 31, 2010. The increase was mainly due to the increase in our depreciation expense as we have invested substantial amount of capital expenditures in the prior years.
Gross Profit
As a result of the factors above, our gross profit increased by $9.6 million, or 22.1%, from $43.1 million for the nine months ended March 31, 2009 to $52.7 million for the nine months ended March 31, 2010. However, our gross profit margins decreased 0.5% from 53.6% for the nine months ended March 31, 2009 to 53.1% for the nine months ended March 31, 2010. The decrease in our gross profit margins during this period was due to the increase in our depreciation expense as we have expended substantial amounts of capital expenditures in the prior years.
Selling Expenses
Our selling expenses increased by $2.1 million, or 30.7%, from $7.0 million for the nine months ended March 31, 2009 to $9.1 million for the nine months ended March 31, 2010. This increase was primarily due to an increase in salary expense to our sales professionals and in expenses related to advertising and exhibitions and trade shows as we participated in more number of exhibitions and trade shows during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009. In addition, our shipping expenses increased as we sold more units during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009.
As a percentage of revenue, our selling expenses increased 0.5% from 8.7% for the nine months ended March 31, 2009 to 9.2% for the nine months ended March 31, 2010. This increase was mainly due to the general increase of advertising rates by 20% to 120%. Also, we participated in more numbers of exhibitions and trade shows during the nine months ended March 31, 2010 compared to the nine months ended March 31, 2009 in an effort to expand our brand recognition and strengthen customer loyalty.

General and Administrative Expenses
General and administrative expenses increased by $5.5 million, or 164.0%, from $3.3 million for the nine months ended March 31, 2009 to $8.8 million for the nine months ended March 31, 2010. This increase was mainly due to $5.3 million share-based compensation expense related to our grant of nonvested share awards to certain employees in our management and administration division and share options to our CFO in November, 2009. In addition, our general and administrative expenses increased due to increases in professional fees. Our professional fees increased mainly due to engagement of an outside consultant for our Sarbanes-Oxley (SOX) Section 404 compliance. However, these increases were offset by the reduction of our allowance for doubtful accounts of $0.9 million.
As a percentage of revenue, general and administrative expenses increased 4.8% from 4.1% for the nine months ended March 31, 2009 to 8.9% for the nine months ended March 31, 2010. This increase was mainly due to our share-based compensation expense for restricted stock and stock options granted in November 2009.
Research and Development Expenses
Our research and development expenses stayed constant at $1.5 million for the nine months ended March 31, 2009 and 2010. For the nine months ended March 31, 2010, our research and development efforts were mainly focused on developing new press products as well as our planned packaging equipment, cold-set corrugated paper machine. We introduced a new multicolor small format press, Model DY 552, in September 2009 and a new single color large format press, Model DY 104, in March 2010. We are also in the process of developing two new products, a CTP system and a multicolor large format press. For the nine months ended March 31, 2009, our research and development efforts were focused on developing or enhancing several new and existing press products, which were all introduced to the market during the fiscal year ended June 30, 2009.
As a percentage of revenue, research and development expenses decreased 0.3% from 1.8% for the nine months ended March 31, 2009 to 1.5% for the nine months ended March 31, 2010.
Income from Operations
Income from operations increased by $1.9 million, or 6.1%, from $31.4 million for the nine months ended March 31, 2009 to $33.3 million for the nine months ended March 31, 2010. Excluding the impact of the share-based compensation expense of $6.1 million, our income from operations in the nine months ended March 31, 2010 would have been $39.3 million. We believe excluding the impact of our share-based compensation expense from our income from operations is non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. This non-GAAP measure is discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 33.
The increase in income from operations was due to the increased multicolor press sales, which generated higher revenue for us.
Change in Fair Value of Warrants
Loss from change in fair value of warrants increased by $5.9 million from gain of $0.2 million for the nine months ended March 31, 2009 to a loss of $5.7 million for the nine months ended March 31, 2010. Financial instruments represent warrants issued to unrelated investors from the 2006 private placement offering as well as warrants issued to the private placement offering agent and investment relations firm for their services.
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

Other Expense
Our other expenses decreased by $0.9 million, or 62.6%, from $1.4 million for the nine months ended March 31, 2009 to $0.5 million for the nine months ended March 31, 2010. We had interest expense of $0.7 million from our short-term borrowing during the nine months ended March 31, 2010 as well as during the nine months ended March 31, 2009. Also, during the nine months ended March 31, 2009 in accordance with SEC Staff Accounting Bulletin, Topic 5A, we expensed certain expenses incurred in connection with our proposed initial public offering in the amount of $1.0 million due to market uncertainty. We did not have such expense during the nine months ended March 31, 2010 as we successfully completed our initial public offering in November, 2009.
Net Income Attributable to Noncontrolling Interest
Our noncontrolling interest increased by $0.1 million, or 37.5%, from $0.4 million for the nine months ended March 31, 2009 to $0.5 million for the nine months ended March 31, 2010. The increase in noncontrolling interest is mainly due to the increase of net income in Langfang Duoyuan and Hunan Duoyuan.
Provision for Income Taxes
Our provision for income taxes increased by $3.8 million, or 103.5%, from $3.7 million for the nine months ended March 31, 2009 to $7.5 million for the nine months ended March 31, 2010. This increase was primarily due to the increase in our revenue by 23.2% over the same period and the increase in income tax rate for Duoyuan China and Hunan Duoyuan. The income tax rate for Duoyuan China in 2008 was 12.5%. Beginning on January 1, 2009, the income tax rate for Duoyuan China increased to 25.0% as a result of the expiration of preferential tax treatments granted to Duoyuan China in prior years. Hunan Duoyuan was tax exempted in 2009. Beginning on January 1, 2010, the income tax rate for Hunan Duoyuan increased to 25.0% as a result of the expiration of preferential tax treatments granted to Hunan Duoyuan in prior years. Our effective tax rates were 12.4% for the nine months ended March 31, 2009 and 19.8% for the nine months ended March 31, 2010. Langfang Duoyuan began paying income tax in January 1, 2008 at a rate of 25.0%. Hunan Machinery was subject to an income tax rate of 25.0% upon its inception on January 8, 2010.
Net Income Attributable to Duoyuan Printing, Inc.
As a result of the foregoing, our net income attributable to Duoyuan Printing, Inc. decreased by $7.1 million, or 27.0%, from $26.1 million for the nine months ended March 31, 2009 to $19.0 million for the nine months ended March 31, 2010. This decrease was mainly due to our share-based compensation expense of $6.1 million for nonvested stock and stock options granted on November 2009 and change in fair value of warrants of $5.7 million. Excluding the impact of these expenses, our net income in the nine months ended March 31, 2010 would have been $30.8 million.
As a percentage of revenue, our net income attributable to Duoyuan Printing, Inc. decreased 13.2% from 32.4% for the nine months ended March 31, 2009 to 19.2% for the nine months ended March 31, 2010. This decrease was mainly due to our share-based compensation expense for nonvested stock and stock options granted in November 2009 and change in fair value of warrants. Excluding the impact of these expenses, as a percentage of revenue, our net income in the nine months ended March 31, 2010 would have been 31.1%.
We believe excluding the impact of our share-based compensation expense and change in fair value of warrants on our net income are non-GAAP financial measures as contemplated by SEC Regulation G, Rule 100. These non-GAAP measures are discussed further, and reconciled to their applicable U.S. GAAP-based measures, on page 33.
Liquidity and Capital Resources
As of March 31, 2010, we had cash and cash equivalents of $91.2 million, accounts receivable of $49.1 million and inventories of $29.5 million. Our working capital was approximately $150.3 million with a current ratio of 8.64 to 1 and our equity was $193.2 million, as of March 31, 2010. We relied primarily on cash flow from operating activities and our bank loans for our capital requirements for the nine months ended March 31, 2010. We also raised $41.9 million from our initial public offering on November 6, 2009. We believe that our existing cash, cash flow from operating activities and our bank loans will be sufficient to meet our presently anticipated cash needs for at least the next 12 months.

Sources and Uses of Cash
The following table sets forth cash flow data for the periods indicated:

	Nine Months Ended March 31,
	2009	2010
	(dollars in thousands)
Net cash provided by operating activities	$19,972	$19,358
Net cash used in investing activities	$(16,090)	$(1,155)
Net cash provided by financing activities	$2,929	$41,915
Net cash provided by operating activities. Net cash provided by operating activities decreased by $0.6 million, or 3.1%, from $20.0 million for the nine months ended March 31, 2009 to $19.4 million for the nine months ended March 31, 2010. The decrease in operating cash flow was mainly due to the increase in accounts receivable of $10.9 million and increase in inventory of $3.6 million during the nine months ended March 31, 2010. This decrease in cash flow was offset by an increase in cash flow from $17.9 million in net income during the nine months ended March 31, 2010, as well as adding back non-cash expenses, including share-based compensation, of $6.1 million, and a change in fair value of warrants of $5.7 million.
Our accounts receivable increased mainly due to our increased sales, and in particular, increased sale of our multicolor (small and large formats) presses. The inventory increased because we bought more raw materials for the future production of our products. During the nine months ended March 31, 2010, we recorded share-based compensation of $6.1 million and change in fair value of derivative instruments of $5.7 million. These expenses are added back because they both are non-cash transactions.
Net cash used in investing activities. Net cash used in investing activities decreased by $14.9 million, or 92.8%, from $16.1 million for the nine months ended March 31, 2009 to $1.2 million for the nine months ended March 31, 2010. The main uses of our cash in investing included payment of $0.3 million for purchase of testing equipment for our press products and $0.2 million for vehicles for our increased sales and marketing activities including meetings with our distributors as well as participation in exhibits and trade shows. In addition, we spent $0.7 million to make various improvements to our offices.
In connection with our entry into the cold-set corrugated paper machine business and efforts to upgrade our existing facilities, we expect to increase net cash used in investing activities. We began building a new factory in Langfang to manufacture cold-set corrugated paper machines. In addition, we plan to make additional capital expenditures during the remainder of 2010 to improve our manufacturing facility in our Hunan Duoyuan facility. We also plan to improve our foundry and our surface treatment workshop to realize additional manufacturing efficiencies.
Net cash provided by financing activities. Net cash provided by financing activities increased by $39.0 million, or 1,331.1%, from $2.9 million for the nine months ended March 31, 2009 to $41.9 million for the nine months ended March 31, 2010. On a net basis, we did not borrow any additional funds during this period. Also, in November 2009, we completed an initial public offering of 5,500,000 common shares at a price of $8.50 per common shares. The net proceeds from the IPO totaled $41.9 million.
As of March 31, 2010 and June 30, 2009, the carrying amounts for our bank loans were as follows:

	March 31, 2010	June 30, 2009

Loan from Bank of Agriculture, due March 11, 2011, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	$1,467,000	$1,465,000

Loan from Bank of Agriculture, due July 2, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Loan from Bank of Agriculture, due July 9, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Loan from Bank of Agriculture, due July 16, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	4,107,600	4,102,000

Loan from Bank of Agriculture, due July 23, 2010, interest rate of 5.841% per annum, interest only paid quarterly, secured by land use rights and buildings	2,934,000	2,930,000

Total	$14,376,600	$14,357,000

As of March 31, 2010, we had five short-term loans in the aggregate amount of $14.4 million pursuant to our line of credit with Bank of Agriculture, Chongwen branch, in China. Each loan has an expiration date of no longer than one year. The aggregate loan amount of $14.4 million has an interest rate of 5.841%. Interest on our loans is paid quarterly. The loans outstanding as of March 31, 2010 are secured by our plant and land use rights for our Hunan facility. We plan to either repay the debt as it matures or refinance the debt. These loans were made under our RMB100.0 million ($14.6 million) revolving credit line. We are allowed to refinance these loans by entering into new short-term loan agreements.
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
Capital Expenditures
Our capital expenditures for the nine months ended March 31, 2010 were $1.2 million. Our capital expenditures for the nine months ended March 31, 2010 were used primarily for purchase of testing equipment for our press products, vehicles for our increased sales and marketing and improvements to our offices. Our current planned capital expenditures are in connection with the launch of the proposed cold-set corrugated paper machine business. We began building a new factory in Langfang to manufacture cold-set corrugated paper machines. In addition, we plan to make additional capital expenditures during the remainder of 2010 for improvement of our manufacturing facility in our Hunan Duoyuan facility. We plan to improve our foundry and our surface treatment workshop to realize additional manufacturing efficiencies.
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
Contractual Obligations
The contractual obligations presented in the table below represent our estimates of future payments under fixed contractual obligations and commitments as of March 31, 2010. Changes in our business needs or interest rates, as well as actions by third parties and other factors, may cause these estimates to change. Because these estimates are complex and necessarily subjective, our actual payments in future periods are likely to vary from those presented in the table.

		Less than 1		3-5	More than 5
Obligations	Total	Year	1-3 Years	Years	Years
	(in thousands)

Long Term Debt Obligations	$—	$—	$—	$—	$—
Capital Lease Obligations	$—	$—	$—	$—	$—
Operating Lease Obligations	$990	$413	$577	$—	$—
Purchase Obligations	$15,379	$15,379	$—	$—	$—
Repayment Obligations under Line of Credit	$14,377	$14,377	$—	$—	$—

Total	$30,746	$30,169	$577	$—	$—

We had an office lease agreement with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. This lease expired on December 31, 2009. We renewed our lease with Duoyuan Information Terminal Manufacture (Langfang) Co., Ltd., a related party. The new lease commences on January 1, 2010 and will expire on December 31, 2012. The rent commitment on the new lease is $0.9 million. In addition, we lease sales offices in sixteen Chinese provinces, with the latest lease to expire on December 2010. The remaining rent commitment was $0.1 million as of March 31, 2010.
In August 2008, Langfang Duoyuan entered into a packing material equipment purchase agreement with Beijing Jingneng Mechanical & Electrical Equipments Ltd. and agreed to pay the remaining 40% upon completion. As of March 31, 2010, $0.4 million, or 5% of the total commitment, remains on this agreement.
In February, 2010, the Company entered into a construction agreement with China Construction Sixth Engineering Bureau Civil Engineering Co. Ltd. to build a new manufacturing facility in Langfang. As of March 31, 2010, approximately $15 million remains outstanding on this agreement.
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
Recently Issued Accounting Pronouncements
See Note 2 to our Notes to Condensed Consolidated Financial Statements for the period ended March 31, 2010 (Unaudited) for discussion of recent accounting pronouncements.
Non-GAAP Financial Measures
In addition to the results reported in accordance with U.S. GAAP, we have included in this filing certain non-GAAP financial measures, including “non-GAAP operating income” and “non-GAAP net income attributable to Duoyuan Printing, Inc.” These financial measures are not consistent with U.S. GAAP because they do not reflect certain share-based compensation expenses and changes in fair value of warrants. We provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures as calculated and presented in accordance with U.S. GAAP.
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

In order to provide a better understanding of the impact that certain specified items had on our operations, the analysis that follows reports “non-GAAP operating income” and “non-GAAP net income attributable to Duoyuan Printing, Inc.” for the periods indicated, excluding certain share-based compensation expenses and changes in fair value of derivative instruments. We believe these financial measures are non-GAAP financial information as contemplated by SEC Regulation G, Rule 100, and the accompanying table reconciles these measures to the corresponding U.S. GAAP-based measures presented in our consolidated statements of operations.
DUOYUAN PRINTING, INC. AND SUBSIDIARIES
(FORMERLY KNOWN AS ASIAN FINANCIAL, INC.)
RECONCILIATION OF GAAP TO NON-GAAP RESULTS OF OPERATIONS (unaudited)
FOR THE THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009

	Three months ended		Nine months ended
	March 31		March 31
	2010	2009	2010	2009

Operating income	$6,110,607	$6,239,462	$33,284,171	$31,356,463
Adjustments:
Stock-based compensation	3,732,955	—	6,057,064	—

Non-GAAP operating income	$9,843,562	$6,239,462	$39,341,235	$31,356,463

Net Income attributable to Duoyuan Printing, Inc.	$1,105,853	$4,910,981	$19,030,840	$26,067,717
Adjustments:
Change in fair value of warrants	2,452,121	(30,271)	5,686,118	(194,347)
Stock-based compensation	3,732,955	—	6,057,064	—

Non-GAAP net income attributable to Duoyuan Printing, Inc.	$7,290,929	$4,880,710	$30,774,022	$25,873,370

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
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than Renminbi are included in the results of operations as incurred. Gains and losses from foreign currency transactions are included in the results of operations. There were no material transaction gains or losses for the three months ended March 31, 2010.
Although the conversion of the Renminbi is highly regulated in China, the value of the Renminbi against the U.S. dollar fluctuates and is affected by, among other things, changes in China’s political and economic conditions. Under the current policy in effect in China today, the Renminbi is permitted to fluctuate in value within a narrow band against a basket of certain foreign currencies. China in currently under significant international pressure to liberalize this currency policy, and if such liberalization occurs, the value of the Renminbi could appreciate or depreciate against the U.S. dollar. The exchange rate of the Renminbi as of March 31, 2010 was RMB6.82 to $1.00 USD. This floating exchange rate, and any appreciation of the Renminbi that may result from such rate, could have various adverse effects on our business, as described in the “Risk Factors” section in Item 1A of Part II of this quarterly report on Form 10-Q.
Our exposure to foreign exchange risk primarily relates to cash and cash equivalents denominated in U.S. dollars as a result of our past issuance of common shares through a private placement and an initial public offering. For example, to the extent that we need to convert U.S. dollars received in the private placement into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount that we receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making dividend payments on our common shares or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, fluctuations in the exchange rate would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations.
At March 31, 2010, our outstanding common shares with foreign currency exchange rate risk exposure had an aggregate fair value of approximately $65.4 million (including our non-U.S. dollar-denominated fixed rate debt). The potential increase in the fair values of these common shares resulting from a 10% adverse change in quoted foreign currency exchange rates would be approximately $6.5 million at March 31, 2010. We have not entered into any foreign currency instruments for trading purposes at March 31, 2010.
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
As of March 31, 2010, our short-term loans with exposure to interest rate risk had an aggregate fair value of approximately $14.4 million. The potential change in fair market value for these financial instruments from an adverse 10% change in quoted interest rates across all maturities, often referred to as a parallel shift in the yield curve, would be approximately $1.4 million at March 31, 2010. We have not hedged our exposure to interest rate risk and have not entered into any interest rate sensitive instruments for trading purposes at March 31, 2010. We monitor interest rate in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, except those disclosed above.
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
Our revenue grew from $67.8 million for the year ended June 30, 2007 to $89.6 million for the year ended June 30, 2008 and to $106.6 million for the year ended June 30, 2009. Our revenue increased by $6.0 million, or 34.4%, from $17.4 million for the three months ended March 31, 2009 to $23.4 million for the three months ended March 31, 2010. We will continue to encounter risks and difficulties in connection with our significant growth, including our potential failure to:
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

The key raw materials and components used in the manufacturing of our products are steel, iron and electronic components. We produce a substantial majority of our key components in-house at our Hunan Machinery facility. We purchase all other raw materials and components from Chinese suppliers.
For fiscal 2007, 2008 and 2009, purchases from our largest supplier accounted for 9.5%, 8.8% and 10.7% of our total raw materials and components purchases, respectively. For the same periods, our ten largest suppliers combined accounted for 54.6%, 55.7% and 57.4% of our total raw materials and components purchases, respectively. For the three months ended March 31, 2010, purchases from our largest supplier and from our ten largest suppliers accounted for 7.4% and 59.6% of our total raw materials and component purchases, respectively. If any supplier is unwilling or unable to provide us with raw materials and components in the required quantities and at acceptable costs and quality, we may not be able to find alternative sources on satisfactory terms in a timely manner, or at all. In addition, some of our suppliers may fail to meet qualifications and standards required by our end-user customers, which could impact our ability to purchase raw materials and components.
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
Under Chinese laws and regulations, each of our operating subsidiaries is required to set aside a portion of its net income each year to fund certain statutory reserves. These reserves, together with the registered equity, are not distributable as cash dividends. As of March 31, 2010, we had statutory reserves of $11.7 million and total shareholders’ equity of $193.2 million. As a result of these Chinese laws and regulations, each of our Chinese subsidiaries is restricted in its ability to transfer a portion of its net assets to us, including in the form of dividends, loans or advances. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.
We may be exposed to monetary fines by the local housing authority and claims from our employees in connection with Hunan Duoyuan’s non-compliance with regulations with respect to contribution of housing provident funds for employees.
According to the relevant PRC regulations on housing provident funds, PRC enterprises are required to contribute housing provident funds for their employees. The monthly contributions must be at least 5% of each employee’s average monthly income in the previous year. Our subsidiaries in the PRC, other than Hunan Duoyuan, have complied with the housing provident funds regulations. Hunan Duoyuan has not paid such funds for its employees since its establishment and the accumulated unpaid amount is approximately RMB 2.5 million. Under local regulations on collection of housing provident funds in Shaoyang City where Hunan Duoyuan is located, the local housing authority may require Hunan Duoyuan to rectify its non-compliance by setting up bank accounts and making payment and relevant filings for the unpaid housing funds for its employees within a specified time period. If Hunan Duoyuan fails to do so within the specified time period, the local housing authority may impose a monetary fine of RMB 10,000 to RMB 50,000 on it and may also apply to the local people’s court for enforcement. Hunan Duoyuan employees may also be entitled to claim payment of such funds individually. So far, we have not received any notice from the local housing authority or any claim from our current and former employees regarding Hunan Duoyuan’s non-compliance with the regulations. If any of the foregoing happens, our reputation, financial condition and results of operations could be materially and adversely affected.

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
As of the date of this report, we have 100,000,000 shares authorized for issuance, of which 30,563,217 common shares are issued and outstanding, with 69,436,783 authorized common shares available for issuance for any purpose without shareholder approval. The issuance of additional shares would dilute shareholders’ percentage ownership of us. We have outstanding warrants to acquire 1,012,252 common shares, with exercise price of $4.21 to $5.76 per share.
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

Item 6. Exhibits
Index to Exhibits
The following exhibits are filed as a part of this Report.

			Incorporated by Reference
Exhibit		Filed		Exhibit	File	Filing
No	Exhibit Title	Herewith	Form	No.	No.	Date
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		31.1

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X		31.2

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X		32.1

*	Management contract, or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUOYUAN PRINTING, INC. (Registrant)
Date: May 11, 2010	By:	/s/ CHRISTOPHER P. HOLBERT
Christopher P. Holbert
Chief Executive Officer

Date: May 11, 2010	By:	/s/ WILLIAM D. SUH
William D. Suh
Chief Financial Officer